Form 10QSB
period 1995-08-30
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 30, 1995

                     Commission File Number:

               Vacation Ownership Marketing, Inc.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Deleware                          13-2648442
 ----------------------------    -------------------------------
(State of other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


        444 Park Forest Way, Wellington, Florida 33414
   ----------------------------------------------------------
   (Address of principal executive offices including zip code)


                         (561) 798-4294
                   --------------------------
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X             No___

As of August 30, 1995, the Registrant had 5,879,502 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__
No X

                              INDEX

                                           PAGE
                                         NUMBER

Part I.  Financial Information

Item I.  Financial Statements

Balance Sheets as of August 30,
1995 and May 31, 1994                         3

Statement of Operations, Three Months
Ended August 30, 1995 and 1994                4

Statement of Operations, Six Months
Ended August 30, 1995 and 1994                5

Statement of Cash Flows, Three Months
Ended August 30, 1995 and 1994                6

Statement of Cash Flows, Six Months
Ended August 30, 1995 and 1994                7

Notes to Financial Statements                 8

Item 2.  Management's Discussion and
Analysis of Financial Conditions
and Results of Operations                     9

Part II.  Other Information                  10




               Vacation Ownership Marketing, Inc.

                         BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                               August 30                 May 31
                                      1995                   1995
                              ------------            -----------

Current Assets                 $         -             $        -
                               -----------             ----------

Total Assets                   $         -             $        -

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities            $         -             $        -
                               -----------             ----------
Total Liabilities                        -                      -
                               -----------             ----------

Stockholders'
Equity:
Common Stock, $.01
par value,
15,000,000 shares
authorized
5,879,502 shares
issued and
outstanding                         58,795                 58,795
Additional paid-in               2,007,488              2,007,488
capital
Accumulated                    (2,066,283)            (2,066,283)
(deficit)
                               -----------             ----------
Total Stockholders'                      -                      -
Equity
                               -----------             ----------

Total Liabilities              $         -             $        -
and Stockholders'
Equity




The accompanying notes are an integral part of the financial statements.


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                  Three Months Ended
                              August 30,           August 30,
                                      1995                   1994


Revenues                       $         -            $         -
                               -----------            -----------

Expenses:
Administrative and                       -                      -
other
                               -----------            -----------
Total Expenses                           -                      -
                               -----------            -----------

Net (Loss)                     $         -            $         -
                               -----------            -----------

Per Share                      $       nil            $       nil

Weighted Average
Number
of Shares                        5,879,502              5,879,502
Outstanding








The accompanying notes are an integral part of the financial statements.


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                   Six Months Ended
                              August 30,           August 30,
                                      1995                   1994


Revenues                       $         -            $         -
                               -----------            -----------

Expenses:
Administrative and                       -                      -
other
                               -----------            -----------
Total Expenses                           -                      -
                               -----------            -----------

Net (Loss)                     $         -            $         -
                               -----------            -----------

Per Share                      $       nil            $       nil

Weighted Average
Number
of Shares                        5,879,502              5,879,502
Outstanding





The accompanying notes are an integral part of the financial statements.


                                5
               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                  Three Months Ended
                              August 30,           August 30,
                                      1995                   1994

Cash Flows from
Operating
Activities:
Net (loss)                      $        -            $         -
                                ----------            -----------

Net Cash Provided By                     -                      -
Operating Activities
                                ----------            -----------

Cash Flows from
Investing
Activities:
                                ----------            -----------

Net Cash (Used in)                       -                      -
Investing Activities
                                ----------            -----------

Cash Flows from
Financing
Activities:
                                ----------            -----------

Net Cash Provided by                     -                      -
Financing Activities
                                ----------            -----------

Increase in Cash                         -                      -

Cash, Beginning of                       -                      -
Period
                                ----------            -----------

Cash, End of Period             $        -            $         -

Interest Paid                   $        -            $         -

Income Taxes Paid               $        -            $         -





The accompanying notes are an integral part of the financial statements.

               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                   Six Months Ended
                              August 30,           August 30,
                                      1995                   1994


Cash Flows from
Operating
Activities:
Net (loss)                      $        -            $         -
                                ----------            -----------

Net Cash Provided By                     -                      -
Operating Activities
                                ----------            -----------

Cash Flows from
Investing
Activities:
                                ----------            -----------

Net Cash (Used in)                       -                      -
Investing Activities
                                ----------            -----------

Cash Flows from
Financing
Activities:
                                ----------            -----------

Net Cash Provided by                     -                      -
Financing Activities
                                ----------            -----------

Increase in Cash                         -                      -

Cash, Beginning of                       -                      -
Period
                                ----------            -----------

Cash, End of Period             $        -            $         -

Interest Paid                   $        -            $         -

Income Taxes Paid               $        -            $         -






The accompanying notes are an integral part of the financial statements.

               Vacation Ownership Marketing, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                  August 30, 1995 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Vacation Ownership Marketing, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 1995 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Vacation Ownership Marketing, Inc. later in the year.

The management of Vacation Ownership Marketing, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.





                             ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Vacation Ownership Marketing, Inc. ("Company") was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 1995, when a certificate of renewal was issued. It is management's plan to start a new business or seek a business combination.

The Company generated no revenues during the quarter ended November 30, 1995, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The  Company's  capital  is  limited.   The  Company  anticipates
operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At August 30, 1995, the Company had no material commitments for capital expenditures.







                                9


                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.












                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Vacation Ownership Marketing, Inc.



Date: August 10, 2000              By:/s/ Peter Porath
                                      Peter Porath, President






                               11



                          EXHIBIT INDEX

EXHIBIT                                    METHOD OF FILING
-----------------------------
  27.    FINANCIAL DATA SCHEDULE           Filed herewith electronically