Form 10QSB
period 1995-11-30
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1995

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

                     Yes X             No___

As of November 30, 1995, the Registrant had 5,879,502 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__
No X

                              INDEX

                                           PAGE
                                         NUMBER

Part I.  Financial Information

Item I.  Financial Statements

Balance Sheets as of November 30,
1995 and May 31, 1995                         3

Statement of Operations, Three Months
Ended November 30, 1995 and 1994              4

Statement of Operations, Six Months
Ended November 30, 1995 and 1994              5

Statement of Cash Flows, Three Months
Ended November 30, 1995 and 1994              6

Statement of Cash Flows, Six Months
Ended November 30, 1995 and 1994              7

Notes to Financial Statements                 8

Item 2.  Management's Discussion and
Analysis of Financial Conditions
and Results of Operations                     9

Part II.  Other Information                  10




               Vacation Ownership Marketing, Inc.

                         BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                               November 30                 May 31
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


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                  Three Months Ended
                              November 30,           November 30,
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


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                   Six Months Ended
                              November 30,           November 30,
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


                                5
               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                  Three Months Ended
                              November 30,           November 30,
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

               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                   Six Months Ended
                              November 30,           November 30,
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

               Vacation Ownership Marketing, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                  November 30, 1995 (Unaudited)


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





                             ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Vacation Ownership Marketing, Inc. ("Company") was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued. It is management's plan to start a new business or seek a business combination.

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

At November 30, 1995, the Company had no material commitments for capital expenditures.







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