Form 10KSB
period 1996-05-31
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

 [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended  - May 31, 1996

                               OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from:


               Commission file number: 0-9879


               VACATION OWNERSHIP MARKETING, INC.
         (Name of Small Business Issuer in its charter)



            Florida                         13-2648442
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization        Identification Number)



            444 Park Forest Way, Wellington, FL 33414
            (Address of principal executive offices)

             Issuer's telephone number: 561-798-4294

   Securities registered under Section 12(b) of the Act: None

      Securities registered under Section 12(g) of the Act:

             Common Stock, $0.01 par value per share
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES [   ]   NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

    State issuer's revenues for its most recent fiscal year.

                              $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

                               -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

               Yes [   ] No [   ] Not applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 15,000,000 as of May 31, 2000.

   Transitional Small Business Disclosure Format (Check one):

                       Yes [   ]; No [  ]





                             PART I

ITEM 1. BUSINESS

Beginning  in  1979,  Vacation  Ownership  Marketing,  Inc.  (the
Company) was principally engaged in the development of vacation time-sharing resorts and the marketing of timesharing units in resorts.

The Company conducted its business mainly in Southeast Florida. Its development activities through 1983 consisted of endeavoring to purchase existing resort hotels with the anticipation of renovating them by remodeling and upgrading the hotel units into timeshare units. Additionally, the Company intended to serve as a marketing agent for timeshare properties that were developed by other entities. As a marketing agent, the Company would receive commissions approximating 40% of the sales price of each timeshare unit and would receive additional compensation in the form of an interest in the net profits of the project.

In an effort to significantly expand its operations, the Company, in early 1982, began marketing a number of resorts. Substantial sums were expended by the Company to market those resorts, but income in connection with sales made could not be realized by the Company until specified sales levels were attained. Primarily because of a poor 1982 tourist season, the national and international economic downturn and the Company's lack of capital resources, these sales levels were attained either later than expected or not at all. As a result, the Company was not able to generate sufficient cash to meet its needs and the Company accumulated a significant amount of short term debt and accounts payable.

The Company experienced difficulty in securing the capital necessary to carry its development and marketing activities to the point where sales and commission revenues could be realized. As previously reported and discussed, the Company has had significant capital commitments in connection with its purchase of Lighthouse Cove Resorts through a joint venture. As it became apparent that operational revenues were not sufficient to meet these commitments and that other capital resources were not available, the Company agreed to sell its interest in the joint venture developing the Lighthouse Cove, while retaining a marketing agreement for sales at that resort.

As a result of its sale of a property named Lighthouse Cove, the Company had no material commitments for capital expenditures. However, the Company did accumulate significant accounts payable and short term debt as a result of liquidity problems during 1982. Over 1 million of unsecured debt was potentially in default for various technical reasons other than non-payment under certain provisions of the loan agreements. The significant downturn in the economy, particularly real estate and banking sectors in the 1980's, contributed to the demise of the company's intended business plan. The Company has been dormant since.

The  following officers and/or directors have since resigned from
the   Company  or  are  deceased  and  are  therefore  no  longer affiliated with the Company:

Evelyn Amazon                    10/30/80
Doyle Martin                     4/13/81
John McDonald                    5/22/81
Earl Short                       7/9/81
William Jackson                  Deceased
Ronald Crandal                   11/19/82
Jack Secord                      4/19/83
Murray Howe                      4/19/83
Joseph Milsaps                   4/19/83
Marco Milovar                    4/19/83
Adolph Hirsch                    Deceased

In May of 2000, The Board, consisting solely of Mr. Peter Porath appointed two new members and officers, Mick Schumacher and George Powell, principals of the firm, Prime Rate Income and Dividend, Inc. Management likewise secured the services of Prime Rate Income and Dividend, Inc. (PRIDE) a consulting firm which is expected to assist the company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. PRIDE contributed $10,000.00 as paid in capital to the Company and has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. PRIDE has also agreed to advise the Company as to potential business combinations. In consideration for these services and capital contribution(s), the Company issued PRIDE 9,120,498 shares of its common stock representing 60.8% of its common stock outstanding as of May 31, 2000.

Pursuant to the Articles of Incorporation, the Company is authorized to issue 15,000,000 shares of Common Stock at $0.01 par value and 1,000,000 shares of Preferred Stock at $0.01 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company. As of May 31, 2000, there are 15,000,000 shares of Common Stock and no shares of Preferred Stock outstanding.

Since 1983, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, which sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company has opted to resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The   Company  intends  to  advertise  and  promote  the  Company privately. The Company has not yet prepared any notices or advertisement.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholder, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 444 Park Forest Way, Wellington, FL 33414, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

At or about the time the Company discontinued its business, in 1983, it experienced adverse litigation and judgments were rendered against the Company. In official records of Broward and Palm Beach Counties in the state of Florida, and other relevant jurisdictions, persons holding judgments did not re-certify or re-file their judgments within the time limits as required by the state of Florida. In the opinion of counsel there are no known outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

There is not a market for the Company's securities.

(b)  Holders.

As of May 31, 2000, there were approximately 1,200 holders of the Company's Common Stock.

(c)  Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations

The Company incorporated in Delaware as Magnum Communications Corp. in 1969 changed its name to its present name in 1980. Its principal business included the development and marketing of timeshare condominiums which continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000 when a certificate of renewal was issued.

In the year 2000, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to structure the Company as a potential merger candidate or "blank check" company. It caused to be filed five years of the most recent annual audited financial statements of the Company so as to resume reporting status.

The Company believes that while there is some doubt as to the Company's continuance is going concern its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

At or about the time the Company discontinued its business, in 1983, it experienced adverse litigation and judgments were rendered against the Company. In official records of Broward and Palm Beach Counties in the state of Florida, and other relevant jurisdictions, persons holding judgments did not recertify or refile their judgments within the time limits as required by the state of Florida. In the opinion of counsel there are no known outstanding judgments against the Company, nor any pending litigation.

Since 1983, the Company has ceased all substantive operations.

Liquidity and Capital Resources.

From the Company's date of inception until May of 2000, the Company had issued an aggregate of 15,000,000 shares of its common stock. On May 10, 2000, the Company issued 9,120,498 shares which amount is included in the aggregate 15,000,000 issued and outstanding for services rendered or to be rendered and a capital contribution of $10,000. In consideration of the issuance of the above-mentioned common stock, the receiving company has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission to reactivate the Company as a reporting company. As further consideration, the receiving company has agreed to provide future consultation to assist the Company in either starting a new business or locating a business combination. It is the opinion of the management that the fair value of stock issued for future services is $91,205. The measurement date for the issuance of stock was May 10, 2000.

As of May 31, 2000, the Company had net operating losses available for carry forward of $784, expiring in years through 2020. Future utilization of this carry over may be limited due to changes in control of the Company. As of May 31, 2000, the Company has total deferred tax assets of approximately $118 due to operating loss carry forwards. However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $118. Thus, no tax assets have been recorded in the financial statement as of May 31, 2000.

The Company has no operating history as a blank check company and no material assets. The Company has $10,000 in cash and cash equivalents as of May 31, 2000.

Year 2000 Issue

Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
___________________________________________________________________

                  INDEX TO FINANCIAL STATEMENTS

               VACATION OWNERSHIP MARKETING, INC.

                      FINANCIAL STATEMENTS

                              with

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Report of                                              F-2
Independent
Certified Public
Accountants

Financial
Statements:

                    Balance Sheets                     F-3

                    Statements of Operations           F-4

                    Statement of Changes in            F-5
                    Stockholders' Equity


                    Statements of Cash Flows           F-6

                    Notes to Financial Statements      F-7



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Vacation Ownership Marketing, Inc.
Denver, CO

We have audited the accompanying balance sheets of Vacation Ownership Marketing, Inc. as of May 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. as of May 31, 1996 and 1995, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has suffered prior operating losses since inception that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, CO 80215

June 30, 2000


               VACATION OWNERSHIP MARKETING, INC.

                         BALANCE SHEETS

                             ASSETS


                                          May 31,         May 31,
                                             1996            1995

Current Assets                        $         -     $         -

TOTAL ASSETS                          $         -     $         -



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                   $         -     $         -

TOTAL LIABILITIES                     $         -     $         -

Commitments and contingencies                   -               -
(Notes 2 and 3)

Stockholders' Equity:
Common stock, $.01 par value
15,000,000 shares authorized,
5,879,502 issued and outstanding           58,795          58,795
Additional paid-in capital              2,007,488       2,007,488
Accumulated (deficit)                 (2,066,283)     (2,066,283)

TOTAL STOCKHOLDERS' EQUITY                      -               -

TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY                                $         -     $         -



  The accompanying notes are an integral part of the financial statements.


               VACATION OWNERSHIP MARKETING, INC.

                    STATEMENTS OF OPERATIONS

                                       Year Ended                Year Ended
                                          May 31,                   May 31,
                                             1996                      1995


Revenue                               $         -               $         -
Expenses
Administrative and other                        -                         -
                                                -                         -

Net (Loss)                            $         -               $         -

Per Share                             $       nil               $       nil

Weighted Average Shares
Outstanding                             5,879,502                 5,879,502



The accompanying notes are an integral part of the financial statements.


                    VACATION OWNERSHIP MARKETING, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the Period from May 31, 1994 through May 31, 1996


                    Common       Stock    Additional  Accumulated   Total
                  No./Shares     Amount    Paid-in     (Deficit)
                                           Capital
Balance at May       5,879,502    58,795   2,007,488   (2,066,283)       $
31, 1994                                                                 -
Change for the               -         -                         -
period ended                                       -                     -
May 31, 1995
Balance at May       5,879,502    58,795   2,007,488   (2,066,283)
31, 1995
Change for the               -         -                         -
period ended                                       -                     -
May 31, 1996
Balance at May       5,879,502    58,795   2,007,488   (2,066,283)       $
31, 1996                                                                 -



 The accompanying notes are an integral part of the financial statements.



                    VACATION OWNERSHIP MARKETING, INC.

                         STATEMENTS OF CASH FLOWS

                                       Year Ended                Year Ended
                                          May 31,                   May 31,
                                             1996                      1995
Cash Flows from
Operating Activities:
Net (Loss)                            $         -               $         -
Net Cash Provided by
Operating
Activities                                      -                         -

Cash Flows Provided by
Investing
Activities                                      -                         -

Cash Flows Provided by
Financing
Activities                                      -                         -

Increase in Cash                                -                         -

Cash, Beginning of                              -                         -
Period

Cash, End of Period                             $               $         -

Interest Paid                         $         -               $         -

Income Taxes Paid                     $         -               $         -


The accompanying notes are an integral part of the financial statements.



               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 1996 and 1995

(1)  Summary of Accounting Policies

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

     (a)  Description of Business

          It is management's plan to start a new business or seek a business combination. See Note 3, Subsequent Events.
          The Company has selected May 31 as its year end.

     (b)  Per Share Information

          Per share information is based upon the weighted average number of shares outstanding during the period.

          (c)   Use  of Estimates in the Preparation of Financial
          Statements

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 1996 and 1995

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained prior operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain capital for a new business or locate a business combination candidate.

     In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(2)  Subsequent Events

     During May 2000, the Company issued 9,120,498 shares of its common stock, representing 60.8% of its common stock outstanding at May 31, 2000. In consideration of the issuance of the above-mentioned common stock, the receiving company has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission to reactivate the Company as a reporting company. As further consideration, the receiving company has agreed to provide future consultation to assist the Company in either starting a new business or locating a business combination. The receiving company has contributed $10,000 to the Company as additional paid in capital.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

____________________________________________________________________

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                AGE                  POSITION

Peter Porath        69                   Chairman of the
                                         Board, President,
                                         Chief Executive
                                         Officer

Mick Schumacher     50                   Vice President

George Powell       73                   Secretary and
                                         Treasurer


Peter J. Porath has been President and a director of the Company since its formation on April 30, 1979. Shortly after the Company ceased operations, Mr. Porath was a director for Plants For Tomorrow, an environmental litigation concern through the years from 1989-1991. Since 1990 Mr. Porath, semi-retired has operated a retail magic supply store in Fort Lauderdale Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc. a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company, and developer in Wellington and Palm Beach, now a city of 30,000 people. Mr. Porath holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

Michael L. Schumacher has been Vice-President of Vacation Ownership Marketing, Inc. since May of 2000. Mr. Schumacher devotes most of his time and efforts to a public company named Prime Rate Income and Dividend Enterprises, Inc. (PRIDE) where he functions as President and CEO of that company. Mr. Schumacher is also the director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Englewood, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

George A. Powell has been Secretary and Treasurer of the Company since May of 2000. Mr. Powell is concurrently a director, vice-president and secretary of PRIDE. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

SIGNIFICANT EMPLOYEES

The  Company has no regular employees.  Peter Porath, Michael  L.
Schumacher and George A. Powell each devote approximately 10% of their time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 17 years. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officer or directors. Further, none of the officer or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM  11.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of May 31, 2000 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock,
(ii)  by  each Director and executive officer of the Company  and
(iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                    NUMBER OF       PERCENTAGE
                                    SHARES OWNED    OF SHARES
                                    OR CONTROLLED   OWNED

Peter Porath                           944,134          6.3%

Prime Rate Income & Dividend, Inc.    9,120,498        60.8%

ALL DIRECTORS AND OFFICERS AS A       10,064,632       67.1%
GROUP

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May of 2000, The Board, consisting solely of Mr. Peter Porath appointed two new members and officers, Mick Schumacher and George Powell, principals of the firm, Prime Rate Income and Dividend, Inc. Management likewise secured the services of Prime Rate Income and Dividend, Inc. (PRIDE) a consulting firm which is expected to assist the company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. PRIDE contributed $10,000.00 as paid in capital to the Company and has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. PRIDE has also agreed to advise the Company as to potential business combinations. In consideration for these services and capital contribution(s), the Company issued PRIDE 9,120,498 shares of its common stock representing 60.8% of its common stock outstanding as of May 31, 2000.

                             PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) Exhibits.

* 3.1     Articles of Incorporation
* 3.2     Bylaws of the Company

*   These   documents  are  rendered  as  previously  filed   and
    incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VACATION OWNERSHIP MARKETING, INC.

Date: August 15, 2000

By:
__________________________________
/s/Peter Porath
President, Chief Executive Officer

Date: August 15, 2000

By:
_________________________________
/s/Michael Schumacher
Vice President