Form 10QSB
period 1996-08-30
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 30, 1996

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

                     Yes X             No___

As of August 30, 1996, the Registrant had 5,879,502 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__
No X

                              INDEX

                                           PAGE
                                         NUMBER

Part I.  Financial Information

Item I.  Financial Statements

Balance Sheets as of August 30,
1996 and May 31, 1995                         3

Statement of Operations, Three Months
Ended August 30, 1996 and 1995                4

Statement of Operations, Six Months
Ended August 30, 1996 and 1995                5

Statement of Cash Flows, Three Months
Ended August 30, 1996 and 1995                6

Statement of Cash Flows, Six Months
Ended August 30, 1996 and 1995                7

Notes to Financial Statements                 8

Item 2.  Management's Discussion and
Analysis of Financial Conditions
and Results of Operations                     9

Part II.  Other Information                  10




               Vacation Ownership Marketing, Inc.

                         BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                               August 30                 May 31
                                      1996                   1996
                              ------------            -----------

Current Assets                 $         -             $        -
                               -----------             ----------

Total Assets                   $         -             $        -

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities            $         -             $        -
                               -----------             ----------
Total Liabilities                        -                      -
                               -----------             ----------

Stockholders'
Equity:
Common Stock, $.01
par value,
15,000,000 shares
authorized
5,879,502 shares
issued and
outstanding                         58,795                 58,795
Additional paid-in               2,007,488              2,007,488
capital
Accumulated                    (2,066,283)            (2,066,283)
(deficit)
                               -----------             ----------
Total Stockholders'                      -                      -
Equity
                               -----------             ----------

Total Liabilities              $         -             $        -
and Stockholders'
Equity




The accompanying notes are an integral part of the financial statements.


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                  Three Months Ended
                              August 30,           August 30,
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


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                   Six Months Ended
                              August 30,           August 30,
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


                                5
               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                  Three Months Ended
                              August 30,           August 30,
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

               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                   Six Months Ended
                              August 30,           August 30,
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

               Vacation Ownership Marketing, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                  August 30, 1996 (Unaudited)


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





                             ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Vacation Ownership Marketing, Inc. ("Company") was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 1996, when a certificate of renewal was issued. It is management's plan to start a new business or seek a business combination.

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

At August 30, 1996, the Company had no material commitments for capital expenditures.







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