Form 10QSB
period 1996-11-30
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1996

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

                     Yes X             No___

As of November 30, 1996, the Registrant had 5,879,502 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__
No X

                              INDEX

                                           PAGE
                                         NUMBER

Part I.  Financial Information

Item I.  Financial Statements

Balance Sheets as of November 30,
1996 and May 31, 1996                         3

Statement of Operations, Three Months
Ended November 30, 1996 and 1995              4

Statement of Operations, Six Months
Ended November 30, 1996 and 1995              5

Statement of Cash Flows, Three Months
Ended November 30, 1996 and 1995              6

Statement of Cash Flows, Six Months
Ended November 30, 1996 and 1995              7

Notes to Financial Statements                 8

Item 2.  Management's Discussion and
Analysis of Financial Conditions
and Results of Operations                     9

Part II.  Other Information                  10




               Vacation Ownership Marketing, Inc.

                         BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                               November 30                 May 31
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


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                  Three Months Ended
                              November 30,           November 30,
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


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                   Six Months Ended
                              November 30,           November 30,
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


                                5
               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                  Three Months Ended
                              November 30,           November 30,
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

               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                   Six Months Ended
                              November 30,           November 30,
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

               Vacation Ownership Marketing, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                  November 30, 1996 (Unaudited)


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

At November 30, 1996, the Company had no material commitments for capital expenditures.







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