Form 10QSB
period 1998-02-28
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1998

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

                     Yes X             No___

As of February 28, 1998, the Registrant had 5,879,502 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__
No X

                              INDEX

                                           PAGE
                                         NUMBER

Part I.  Financial Information

Item I.  Financial Statements

Balance Sheets as of February 28,
1998 and May 31, 1997                         3

Statement of Operations, Three Months
Ended February 28, 1998 and 1997              4

Statement of Operations, Six Months
Ended February 28, 1998 and 1997              5

Statement of Cash Flows, Three Months
Ended February 28, 1998 and 1997              6

Statement of Cash Flows, Six Months
Ended February 28, 1998 and 1997              7

Notes to Financial Statements                 8

Item 2.  Management's Discussion and
Analysis of Financial Conditions
and Results of Operations                     9

Part II.  Other Information                  10




               Vacation Ownership Marketing, Inc.

                         BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                               February 28                 May 31
                                      1998                   1997
                              ------------            -----------

Current Assets                 $         -             $        -
                               -----------             ----------

Total Assets                   $         -             $        -

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities            $         -             $        -
                               -----------             ----------
Total Liabilities                        -                      -
                               -----------             ----------

Stockholders'
Equity:
Common Stock, $.01
par value,
15,000,000 shares
authorized
5,879,502 shares
issued and
outstanding                         58,795                 58,795
Additional paid-in               2,007,488              2,007,488
capital
Accumulated                    (2,066,283)            (2,066,283)
(deficit)
                               -----------             ----------
Total Stockholders'                      -                      -
Equity
                               -----------             ----------

Total Liabilities              $         -             $        -
and Stockholders'
Equity




The accompanying notes are an integral part of the financial statements.


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                  Three Months Ended
                              February 28,           February 28,
                                      1998                   1997


Revenues                       $         -            $         -
                               -----------            -----------

Expenses:
Administrative and                       -                      -
other
                               -----------            -----------
Total Expenses                           -                      -
                               -----------            -----------

Net (Loss)                     $         -            $         -
                               -----------            -----------

Per Share                      $       nil            $       nil

Weighted Average
Number
of Shares                        5,879,502              5,879,502
Outstanding








The accompanying notes are an integral part of the financial statements.


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                   Six Months Ended
                              February 28,           February 28,
                                      1998                   1997


Revenues                       $         -            $         -
                               -----------            -----------

Expenses:
Administrative and                       -                      -
other
                               -----------            -----------
Total Expenses                           -                      -
                               -----------            -----------

Net (Loss)                     $         -            $         -
                               -----------            -----------

Per Share                      $       nil            $       nil

Weighted Average
Number
of Shares                        5,879,502              5,879,502
Outstanding





The accompanying notes are an integral part of the financial statements.


                                5
               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                  Three Months Ended
                              February 28,           February 28,
                                      1998                   1997

Cash Flows from
Operating
Activities:
Net (loss)                      $        -            $         -
                                ----------            -----------

Net Cash Provided By                     -                      -
Operating Activities
                                ----------            -----------

Cash Flows from
Investing
Activities:
                                ----------            -----------

Net Cash (Used in)                       -                      -
Investing Activities
                                ----------            -----------

Cash Flows from
Financing
Activities:
                                ----------            -----------

Net Cash Provided by                     -                      -
Financing Activities
                                ----------            -----------

Increase in Cash                         -                      -

Cash, Beginning of                       -                      -
Period
                                ----------            -----------

Cash, End of Period             $        -            $         -

Interest Paid                   $        -            $         -

Income Taxes Paid               $        -            $         -





The accompanying notes are an integral part of the financial statements.

               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                   Six Months Ended
                              February 28,           February 28,
                                      1998                   1997


Cash Flows from
Operating
Activities:
Net (loss)                      $        -            $         -
                                ----------            -----------

Net Cash Provided By                     -                      -
Operating Activities
                                ----------            -----------

Cash Flows from
Investing
Activities:
                                ----------            -----------

Net Cash (Used in)                       -                      -
Investing Activities
                                ----------            -----------

Cash Flows from
Financing
Activities:
                                ----------            -----------

Net Cash Provided by                     -                      -
Financing Activities
                                ----------            -----------

Increase in Cash                         -                      -

Cash, Beginning of                       -                      -
Period
                                ----------            -----------

Cash, End of Period             $        -            $         -

Interest Paid                   $        -            $         -

Income Taxes Paid               $        -            $         -






The accompanying notes are an integral part of the financial statements.

               Vacation Ownership Marketing, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                  February 28, 1998 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Vacation Ownership Marketing, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Vacation Ownership Marketing, Inc. later in the year.

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

The Company generated no revenues during the quarter ended November 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The  Company's  capital  is  limited.   The  Company  anticipates
operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At February 28, 1998, the Company had no material commitments for capital expenditures.







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