Form 10KSB
period 1999-05-31
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

 [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended  - May 31, 1999

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


                    Statements of Cash Flows           F-6

                    Notes to Financial Statements      F-7


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Vacation Ownership Marketing, Inc.
Denver, CO

We have audited the accompanying balance sheets of Vacation Ownership Marketing, Inc. as of May 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. as of May 31, 1999 and 1998, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1999 in conformity with generally accepted accounting principles.

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




                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, CO 80215

June 30, 2000


               VACATION OWNERSHIP MARKETING, INC.

                         BALANCE SHEETS

                             ASSETS
                                   May 31,                May 31,
                                      1999                   1998

Current Assets                 $         -            $         -

TOTAL ASSETS                   $         -            $         -


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities            $         -            $         -

TOTAL LIABILITIES              $         -            $         -

Commitments and                          -                      -
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

               VACATION OWNERSHIP MARKETING, INC.

                    STATEMENTS OF OPERATIONS

                                       Year Ended                Year Ended
                                      May 31,1999              May 31, 1998


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

                    VACATION OWNERSHIP MARKETING, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the Period from May 31, 1997 through May 31, 1999


                    Common    Stock    Additional        Accumulated   Total
                    Shares   Amount       Paid-in          (Deficit)
                                          Capital

Balance at May   5,879,502   58,795     2,007,488        (2,066,283)
31, 1997                                                                   -
Change for the           -                      -                  -
period ended                      -                                        -
May 31, 1998
Balance at May   5,879,502   58,795     2,007,488        (2,066,283)
31, 1998
Change for the           -                      -                  -
period ended                      -                                        -
May 31, 1999
Balance at May   5,879,502   58,795     2,007,488        (2,066,283)
31, 1999                                                                   -


The accompanying notes are an integral part of the financial statements.

               VACATION OWNERSHIP MARKETING, INC.

                    STATEMENTS OF CASH FLOWS


                                       Year Ended                Year Ended
                                          May 31,                   May 31,
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

                      May 31, 1999 and 1998

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

                      May 31, 1999 and 1998

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