Form 10KSB
period 2000-05-31
VACATION OWNERSHIP MARKETING INC
filed 2000-08-16
CIK 61500

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

 [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended  - May 31, 2000

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


                    Statements of Cash Flows           F-6

                    Notes to Financial Statements      F-7


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Vacation Ownership Marketing, Inc.
Denver, CO

We have audited the accompanying balance sheets of Vacation Ownership Marketing, Inc. as of May 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the two years ended May 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. as of May 31, 2000 and 1999, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 2000 in conformity with generally accepted accounting principles.

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




                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, CO 80215

June 30, 2000


               VACATION OWNERSHIP MARKETING, INC.

                         BALANCE SHEETS

                             ASSETS

                                       May 31,            May 31,
                                          2000               1999

Current Assets
Cash and cash                      $    10,000        $         -
equivalents
Prepaid expenses                        91,205                  -
Total Current Assets                   101,205                  -

TOTAL ASSETS                       $   101,205        $         -

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                    $       784       $         -
Total Current Liabilities                   784                 -

TOTAL LIABILITIES                   $       784       $         -

Commitments and contingencies                 -                 -
(Notes 2 and 3)

Stockholders' Equity:
Common stock, $.01 par value
15,000,000 shares authorized,
5,879,502 issued and
outstanding
at May 31, 1999 and
15,000,000
issued and outstanding at
May 31, 2000                            150,000            58,795
Additional paid-in capital            2,017,488         2,007,488
Accumulated (deficit)               (2,067,067)       (2,066,283)

TOTAL STOCKHOLDERS' EQUITY              100,421                 -

TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY                              $   101,205       $         -





The accompanying notes are an integral part of the financial statements.

               VACATION OWNERSHIP MARKETING, INC.

                    STATEMENTS OF OPERATIONS

                                          Year Ended             Year Ended
                                        May 31, 2000           May 31, 1999

Revenue                                          $ -                    $ -
Expenses Administrative and                      784                      -
other
                                                 784                      -

Net (Loss)                                   $ (784)                    $ -

Per Share                                      $ nil                  $ nil

Weighted Average Shares                    6,639,544              5,879,502
Outstanding

The accompanying notes are an integral part of the financial statements.

                    VACATION OWNERSHIP MARKETING, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the Period from May 31, 1998 through May 31, 2000


                        Common      Stock   Additional  Accumulated     Total
                    No./Shares     Amount      Paid-in    (Deficit)
                                               Capital
Balance at May       5,879,502  $  58,795    2,007,488  (2,066,283)         -
31, 1998
Change for the               -          -            -            -         -
period ended
May 31, 1999
Balance at May       5,879,502     58,795    2,007,488  (2,066,283)
31, 1999
Issuance of          9,120,498     91,205            -            -    91,205
stock
Capital                      -          -       10,000            -    10,000
contributed
Net (loss) for               -          -            -        (784)     (784)
the year ended
May 31, 2000
Balance at May      15,000,000   $150,000            $            $  $100,421
31, 2000                                     2,017,488  (2,067,067)



The accompanying notes are an integral part of the financial statements.

               VACATION OWNERSHIP MARKETING, INC.

                    STATEMENTS OF CASH FLOWS

                                              Year Ended         Year Ended
                                            May 31, 2000       May 31, 1999


Cash Flows from Operating Activities:
Net (Loss)                                  $      (784)        $         -
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Increase in accounts payable                         784                  -

Net Cash (Used in) Operating
Activities                                             -                  -

Cash Flows Provided by Investing
Activities                                             -                  -

Cash Flows Provided by Financing
Activities:
Capital contributed                               10,000                  -
Net Cash Provided by Financing
Activities                                        10,000                  -


Increase in Cash                                  10,000                  -

Cash, Beginning of Period                              -                  -

Cash, End of Period                          $    10,000        $         -

Supplemental disclosure of cash flow
information:

Interest Paid                                $         -        $         -

Income Taxes Paid                            $         -        $         -

Supplemental disclosure of non-cash-investing and investing activities:

During the period ending May 31, 2000, the Company issued 9,120,498 shares of common stock for services to be rendered in the future, valued at $91,205. (See Note 4)

The accompanying notes are an integral part of the financial statements.


               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 2000 and 1999

(1)  Summary of Accounting Policies

     Vacation Ownership Marketing, Inc. ("Company") was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

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

(d)       Risks and Uncertainties

          The Company is subject to substantial business risks and uncertainties inherent in seeking a new business or business combination candidate. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for starting a new business nor finding a satisfactory business combination.


               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 2000 and 1999

(1)  Summary of Accounting Policies, Continued

(d)       Prepaid Expenses

          The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred. The prepaid expenses will be amortized as the related costs are incurred.

(d)       Fair Value of Financial Instruments

                Financial  Accounting  Standards  Board  ("FASB")
          issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

(d)       Cash and Cash Equivalents

               For purposes of the statements of cash flows, cash
          and  cash  equivalents consist of  demand  deposits  in
          banks  and cash on hand with an initial maturity of  90
          days or less.

(d)       Stock-Based Compensation

                The FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. The common stock was issued based upon the estimated value of services to be rendered. (See Note 4)

(i)       Comprehensive Income

                The  Company  has adopted Statement of  Financial
          Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not have any components of comprehensive income other than net income (loss).


               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 2000 and 1999

(1)  Summary of Accounting Policies, Continued

     (j)  Segments of Business

                The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As of May 31, 2000, the Company had not established any business segments.

     (k)  Recent Accounting Pronouncements

                In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

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


               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 2000 and 1999

(2)  Basis of Presentation - Going Concern, Continued

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

(2)  Contingencies

     At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach counties in the State of Florida, persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. In the opinion of counsel, there are no known outstanding judgments against the Company.

(2)  Common Stock

     From the Company's date of inception until May of 2000, the Company had issued an aggregate of 5,879,502 shares of its common stock. On May 10, 2000, the Company issued the balance of its 15,000,000 shares of common stock authorized, 9,120,498 shares, for services. In consideration of the issuance of the above-mentioned common stock, the receiving company has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission to reactivate the Company as a reporting company. As further consideration, the receiving company has agreed to provide future consultation to assist the Company in either starting a new business or locating a business combination. It is the opinion of management that the fair value of stock issued for future services is $91,205. The measurement date for the issuance of stock was May 10, 2000. The receiving company has contributed $10,000 to the Company as additional paid in capital.

(2)  Income Taxes

     As of May 31, 2000, the Company had net operating losses available for carry forward of $784, expiring in years through 2020. Future utilization of these carry overs may be limited due to changes in control of the Company. As of May 31, 2000, the Company has total deferred tax assets of approximately


               VACATION OWNERSHIP MARKETING, INC.

                  NOTES TO FINANCIAL STATEMENTS

                      May 31, 2000 and 1999

(5)  Income Taxes, Continued

     $118 due to operating loss carry forwards. However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $118. Thus, no tax assets have been recorded in the financial statements as of May 31, 2000.

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