Form 10QSB
period 2000-08-31
VACATION OWNERSHIP MARKETING INC
filed 2000-10-18
CIK 61500

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2000

                     Commission File Number:

               Vacation Ownership Marketing, Inc.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Florida
 ----------------------------    -------------------------------
(State of other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

                 2525 Fifteenth Street, Suite 3H
                     Denver, Colorado  80211
   ----------------------------------------------------------
   (Address of principal executive offices including zip code)

                         (303) 480-5037
                   --------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X             No___

As of August 31, 2000, the Registrant had 15,000,000 shares of common stock, no par value per share, outstanding.

   Transitional Small Business Disclosure Format (check one):

                          Yes __    No X





REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Vacation Ownership Marketing, Inc.
Denver, Colorado 80211

We have reviewed the accompanying consolidated balance sheet of Vacation Ownership Marketing, Inc. as of August
11, 2000, and the related consolidated statements of income and cash flows for the three months then ended, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Vacation Ownership Marketing, Inc.

A   review   of  interim  financial  statements  consists
principally of inquiries of Company personnel responsible
for  financial matters and analytical procedures  applied
to financial data. It is substantially less in scope than
an  audit conducted in accordance with generally accepted
auditing  standards,  the  objective  of  which  is   the
expression   of   an  opinion  regarding  the   financial
statements taken as a whole. Accordingly, we do not express such an opinion.

Based  on  our  review, we are not aware of any  material
modifications  that  should be made to  the  accompanying
financial  statements  in  order  for  them  to   be   in
conformity with generally accepted accounting principles.

                                   /s/Miller and McCollom
                                   Certified Public
                                   Accountants
                                   7400 West 14th Avenue,
                                   Suite 10
                                   Lakewood, CO 80215

October 10, 2000





                              INDEX

                                                             PAGE
                                                           NUMBER

Part I.  Financial Information

Item I.  Financial Statements

Balance Sheets as of August 31, 2000
and May 31, 2000                                                3

Statement of Operations, Three Months
Ended August 31, 2000 and 1999                                  4

Statement of Cash Flows, Three Months
Ended August 31, 2000 and 1999                                  5

Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of
Financial Conditions and Results of
Operations                                                      7

Part II.  Other Information                                     9






                                2

               Vacation Ownership Marketing, Inc.

                         BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                                        August 31          May 31
                                             2000            1999
                                     ------------     -----------

Current Assets
Cash and cash equivalents             $    10,000      $   10,000
Prepaid expenses                                -          91,205
                                      -----------      ----------

Total Assets                          $    10,000      $  101,205

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                   $     8,941      $      784
                                      -----------      ----------
Total Liabilities                           8,941             784
                                      -----------      ----------

Stockholders' Equity:
Common Stock, $.01 par value,
15,000,000 shares authorized
15,000,000 shares issued and
outstanding                               150,000         150,000
Additional paid-in capital              2,017,488       2,017,488
Accumulated (deficit)                 (2,166,429)     (2,067,067)
                                      -----------      ----------
Total Stockholders' Equity                  1,059         100,421
                                      -----------      ----------

Total Liabilities and                 $    10,000      $  101,205
Stockholders' Equity









  The accompanying notes are an integral part of the financial statements.

                                3

               Vacation Ownership Marketing, Inc.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                          Three Months Ended
                                       August 31,      August 31,
                                             2000            1999


Revenues                              $         -     $         -
                                      -----------     -----------

Expenses:
Professional fees                          91,205               -
Accounting and audit fees                   7,657
Administrative and other                        -             500
                                      -----------     -----------
Total Expenses                             99,362               -
                                      -----------     -----------

Net (Loss)                           $   (99,362)     $         -
                                      -----------     -----------

Per Share                            $      (.01)     $       nil

Weighted Average Number
of Shares Outstanding                  15,000,000      15,000,000












The accompanying notes are an integral part of the financial statements.

                                    4


               Vacation Ownership Marketing, Inc.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                          Three Months Ended
                                      August 31,       August 31,
                                            2000             1999


Cash Flows from Operating
Activities:
Net (loss)                                     $      $         -
                                        (99,362)
Decrease in prepaid expenses              91,205
Increase in accounts payable                   -            8,157
                                      ----------      -----------

Net Cash Provided By Operating                 -                -
Activities
                                      ----------      -----------

Cash Flows from Investing
Activities:
                                      ----------      -----------

Net Cash (Used in) Investing                   -                -
Activities
                                      ----------      -----------

Cash Flows from Financing
Activities:
                                      ----------      -----------

Net Cash Provided by Financing                 -                -
Activities
                                      ----------      -----------

Increase in Cash                               -                -

Cash, Beginning of Period                 10,000                -
                                      ----------      -----------

Cash, End of Period                   $   10,000      $         -
Interest Paid                         $        -      $         -

Income Taxes Paid                     $        -      $         -









  The accompanying notes are an integral part of the financial statements.

                                5



               Vacation Ownership Marketing, Inc.

                  NOTES TO FINANCIAL STATEMENTS
                   August 31, 2000 (Unaudited)


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

(2)  Start-up Costs

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred. Prepaid costs of $91,205 at May 31, 2000 were incurred and expensed during the quarter ended August 31, 2000.




                             6


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

The Company generated no revenues during the quarter ended August
31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The  Company's  capital  is  limited.   The  Company  anticipates
operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At August 31, 2000, the Company had no material commitments for capital expenditures.







                                7




                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.







                               -8-




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Vacation Ownership Marketing, Inc.



Date: _____________

By:/s/ Peter Porath
Peter Porath, President














                               -9-




                          EXHIBIT INDEX


EXHIBIT                          METHOD OF FILING
-----------------------------    -----------------------------
27.   FINANCIAL DATA SCHEDULE    Filed herewith electronically