Form 10QSB
period 2000-11-30
VACATION OWNERSHIP MARKETING INC
filed 2001-01-12
CIK 61500

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended November 30, 2000


                       Commission File Number:  000-0-9879


        Vacation Ownership Marketing, Inc. (A Development Stage Company)
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Florida                                         13-2648442
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                         2525 Fifteenth Street, Suite 3H
                             Denver, Colorado  80211
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

                            Yes X             No___


As of November 30, 2000, the Registrant had 15,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X


                                   INDEX


                                                           Page
                                                          Number
                                                         -------
Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                          3

               Balance Sheets as of November 30, 2000
                 and May 31, 2000                           4

               Statements of Operations, Three Months
                 Ended November 30, 2000 and 1999           5

               Statements of Operations, Six Months
                 Ended November 30, 2000 and 1999           6

               Statements of Cash Flows, Three Months
                 Ended November 30, 2000 and 1999           7

               Notes to Financial Statements                8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                 9

Part II.  Other Information                                 10

       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Vacation Ownership Marketing, Inc.
(A Development Stage Company)
Denver, CO   80211

We have reviewed the accompanying balance sheet of Vacation Ownership Marketing, Inc. (A Development Stage Company) as of November 30, 2000, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Vacation Ownership Marketing, Inc. (A Development Stage Company).

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




                               /s/ Miller and McCollom
                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, Colorado   80215
January 10, 2001

                     Vacation Ownership Marketing, Inc.
                    (A Development Stage Company)

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                               November 30       May 31
                                                   2000           2000
                                              ------------     -----------
Current Assets
 Cash and cash equivalents                    $       308      $   10,000
 Prepaid expenses                                       -          91,205
                                              -----------      ----------

  Total Assets                                $       308      $  101,205
                                              ===========      ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities                           $       575      $      784
                                              -----------      ----------
 Total Liabilities                                    575             784
                                              -----------      ----------

Stockholders' Equity (Deficit):
 Common Stock, $.01 par value,
     15,000,000 shares authorized
     15,000,000 shares issued and
     outstanding                                  150,000         150,000
Additional paid-in capital                      2,017,488       2,017,488
Accumulated (deficit)                          (2,167,755)     (2,067,067)
                                              -----------      ----------
Total Stockholders' Equity (Deficit)                 (267)        100,421
                                              -----------      ----------

Total Liabilities and Stockholders' Equity
 (Deficit)                                    $       308      $  101,205
                                              ===========      ==========













The accompanying notes are an integral part of the financial statements.

                      Vacation Ownership Marketing, Inc.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                    For the period
                                                   from May 7, 2000
                                                   (date of renewal
                                                     of corporate
                                                       charter)
                                   Three Months Ended            through
                               November 30,  November 30,      November 30,
                                   2000          1999             2000
                               -----------   -----------       ------------
Revenues                       $         -   $         -      $           -
                               -----------   -----------      -------------

Expenses:
  Professional fees                      -             -             91,205
  Accounting and audit fees             70                            8,228
  Administrative and other           1,255             -              1,255
                               -----------   -----------      -------------
   Total Expenses                    1,325             -            100,688
                               -----------   -----------      -------------

Net (Loss)                     $    (1,325)  $         -      $    (100,688)
                               -----------   -----------      -------------

Per Share                      $       nil  $       nil                 nil
                               ===========   ===========      =============

Weighted Average Number
 of Shares Outstanding          15,000,000     5,879,502         15,000,000
                               ===========   ===========      =============




















The accompanying notes are an integral part of the financial statements.

                      Vacation Ownership Marketing, Inc.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                    For the period
                                                   from May 7, 2000
                                                   (date of renewal
                                                     of corporate
                                                        charter)
                                   Three Months Ended            through
                               November 30,  November 30,      November 30,
                                   2000          1999             2000
                               ------------  ------------      -------------
Revenues                       $         -   $         -      $           -
                               -----------   -----------      -------------

Expenses:
  Professional fees                 91,205             -             91,205
  Accounting and audit fees          8,228                            8,228
  Administrative and other           1,255             -              1,255
                               -----------   -----------      -------------
   Total Expenses                  100,688             -            100,688
                               -----------   -----------      -------------

Net (Loss)                     $  (100,688)  $         -      $    (100,688)
                               -----------   -----------      -------------

Per Share                      $       nil  $        nil                nil
                               ===========   ===========      =============

Weighted Average Number
 of Shares Outstanding          15,000,000     5,879,502         15,000,000
                               ===========   ===========      =============




















The accompanying notes are an integral part of the financial statements.

                       Vacation Ownership Marketing, Inc.
                         (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                    For the period
                                                   from May 7, 2000
                                                   (date of renewal
                                                     of corporate
                                                        charter)
                                    Three Months Ended            through
                                  November 30,  November 30,    November 30,
                                      2000          1999            2000
                                  ------------  ------------    ------------
Cash Flows from Operating
 Activities:
     Net (loss)                    $ (100,688)   $         -     $  (100,688)
     Decrease in prepaid expenses      91,205              -          91,205
     (Decrease) in accounts
       payable                           (209)             -            (209)
                                   ----------    -----------     -----------

Net Cash Provided By Operating
 Activities                            (9,692)             -          (9,692)
                                   ----------    -----------     -----------

Cash Flows from Investing
 Activities:
                                   ----------    -----------     -----------

Net Cash (Used in) Investing
 Activities                                 -              -               -
                                   ----------     ----------     -----------

Cash Flows from Financing
 Activities:
                                   ----------     ----------     -----------

Net Cash Provided by Financing
 Activities                                 -              -
                                   ----------     ----------     -----------

(Decrease) in Cash                     (9,692)             -          (9,692)

Cash, Beginning of Period              10,000              -          10,000
                                   ----------     ----------     -----------

Cash, End of Period                $      308     $        -     $       308
                                   ==========     ==========     ===========

Interest Paid                      $        -     $        -     $         -
                                   ==========     ==========     ===========

Income Taxes Paid                  $        -     $        -     $         -
                                   ==========     ==========     ===========

The accompanying notes are an integral part of the financial statements.

                      Vacation Ownership Marketing, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        November 30, 2000 (Unaudited)


(1)   Condensed Financial Statements
------------------------------------
The financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Vacation Ownership Marketing, Inc. (A Development Stage Company) believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Vacation Ownership Marketing, Inc. (A Development Stage Company) later in the year.

The management of Vacation Ownership Marketing, Inc. (A Development Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Start-up Costs
-------------------
The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred. Prepaid costs of $91,205 at May 31, 2000 were incurred and expensed during the quarter ended August 31, 2000.

                                  ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Vacation Ownership Marketing, Inc. (A Development Stage Company) ("Company") was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued. It is management's plan to start a new business or seek a business combination.

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

At November 30, 2000, the Company had no material commitments for capital expenditures.

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


(REGISTRANT)                       Vacation Ownership Marketing, Inc.
                                   (A Development Stage Company)



BY(Signature)                         By: /s/ Peter Porath
(Date)                                January 12, 2001
(Name and Title)                      Peter Porath, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically