Form 10-Q
period 2001-02-28
VACATION OWNERSHIP MARKETING INC
filed 2001-04-27
CIK 61500

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2001

                       Commission File Number: 0-9879

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

                            Yes X             No___


As of February 28, 2001, the Registrant had 15,000,000 shares of common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX


                                                         Page #

Number

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                          3

               Balance Sheets as of February 28, 2001
                 and May 31, 2000                           4

               Statements of Operations, Three Months
                 Ended February 28, 2001 and 1999           5

               Statements of Operations, Nine Months
                 Ended February 28, 2001 and 1999           6

               Statements of Cash Flows, Nine Months
                 Ended February 28, 2001 and 1999           7

               Notes to Financial Statements                8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                 9

Part II.  Other Information                                 10

       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Vacation Ownership Marketing, Inc.
(A Development Stage Company)
Denver, CO   80211

We have reviewed the accompanying balance sheet of Vacation Ownership Marketing, Inc. (A Development Stage Company) as of February 28, 2001, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Vacation Ownership Marketing, Inc. (A Development Stage Company).

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





                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, Colorado   80215
April 18, 2001

                     Vacation Ownership Marketing, Inc.
                        (A Development Stage Company)

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              February 28        May 31
                                                  2001            2000
                                              ------------     -----------
Current Assets
 Cash and cash equivalents                    $       281      $   10,000
 Prepaid expenses                                       -          91,205
                                              -----------      ----------
  Total Assets                                $       281      $  101,205
                                              ===========      ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities                           $     4,255      $      784
                                              -----------      ----------
 Total Liabilities                                  4,255             784
                                              -----------      ----------

Stockholders' Equity (Deficit):
 Common Stock, $.01 par value,
     15,000,000 shares authorized
     15,000,000 shares issued and
     outstanding                                  150,000         150,000
Additional paid-in capital                      2,026,926       2,017,488
Accumulated (deficit)                          (2,180,900)     (2,067,067)
                                              -----------      ----------
Total Stockholders' Equity (Deficit)               (3,974)        100,421
                                              -----------      ----------

Total Liabilities and Stockholders' Equity
 (Deficit)                                    $       281      $  101,205
                                              ===========      ==========









The accompanying notes are an integral part of the financial statements.

                      Vacation Ownership Marketing, Inc.
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                             For the period
                                                            from May 7, 2000
                                                            (date of renewal
                                                              of corporate
                                   Three Months Ended        charter) through
                               February 28, February 28,       February 28,
                                   2001          2000              2001

Revenues                       $         -   $         -      $           -
                               -----------   -----------      -------------

Expenses:
  Professional fees                    168             -             91,373
  Accounting and audit fees            450                            8,678
  Stock issued for services          9,438             -              9,438
  Stock transfer fees                3,062             -              3,937
  Administrative and other              27             -                407
                               -----------   -----------      -------------
   Total Expenses                   13,145             -            113,833
                               -----------   -----------      -------------

Net (Loss)                     $   (13,145)  $         -      $    (113,833)
                               -----------   -----------      -------------

Per Share                      $       nil  $       nil                 nil
                               ===========   ===========      =============

Weighted Average Number
 of Shares Outstanding          15,000,000     5,879,502         15,000,000
                               ===========   ===========      =============














The accompanying notes are an integral part of the financial statements.

                      Vacation Ownership Marketing, Inc.
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                            For the period
                                                           from May 7, 2000
                                                           (date of renewal
                                                              of corporate
                                   Nine Months Ended        charter) through
                               February 28, February 28,       February 28,
                                   2001          2000             2001

Revenues                       $         -   $         -      $           -
                               -----------   -----------      -------------

Expenses:
  Professional fees                 91,373             -             91,373
  Accounting and audit fees          8,678                            8,678
  Stock issued for services          9,438             -              9,438
  Stock transfer fees                3,937             -              3,937
  Administrative and other             407             -                407
                               -----------   -----------      -------------
   Total Expenses                  113,833             -            113,833
                               -----------   -----------      -------------

Net (Loss)                     $  (113,833)  $         -      $    (113,833)
                               -----------   -----------      -------------

Per Share                      $       nil  $       nil                 nil
                               ===========   ===========      =============

Weighted Average Number
 of Shares Outstanding          15,000,000     5,879,502         15,000,000
                               ===========   ===========      =============













The accompanying notes are an integral part of the financial statements.

                       Vacation Ownership Marketing, Inc.
                          (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the period
                                                             from May 7, 2000
                                                             (date of renewal
                                                                of corporate
                                     Nine Months Ended       charter) through
                                  February 28, February 28,     February 28,
                                      2001          2000            2001
Cash Flows from Operating
 Activities:
  Net (loss)                       $ (113,833)   $         -     $  (113,833)
  Adjustment to reconcile net
   (loss) to net cash provided
   by operating activities:
    Stock issued for services           9,438              -           9,438
    Decrease in prepaid expenses       91,205              -          91,205
    Increase in accounts
     payable                            3,471              -           3,471
                                   ----------    -----------     -----------
Net Cash Provided By Operating
 Activities                            (9,719)             -          (9,719)
                                   ----------    -----------     -----------
Cash Flows from Investing
 Activities:
                                   ----------    -----------     -----------
Net Cash (Used in) Investing
 Activities                                 -              -               -
                                   ----------     ----------     -----------
Cash Flows from Financing
 Activities:
                                   ----------     ----------     -----------
Net Cash Provided by Financing
 Activities                                 -              -
                                   ----------     ----------     -----------

(Decrease) in Cash                     (9,719)             -          (9,719)

Cash, Beginning of Period              10,000              -          10,000
                                   ----------     ----------     -----------
Cash, End of Period                $      281     $        -     $       281
                                   ==========     ==========     ===========
Interest Paid                      $        -     $        -     $         -
                                   ==========     ==========     ===========
Income Taxes Paid                  $        -     $        -     $         -
                                   ==========     ==========     ===========

The accompanying notes are an integral part of the financial statements.

                      Vacation Ownership Marketing, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        February 28, 2001 (Unaudited)


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

(3)  Common Stock

During the quarter ended February 28, 2001, the Company issued 943,850 shares of its stock to various individuals, principally related parties, in exchange for services.

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Vacation Ownership Marketing, Inc. (A Development Stage Company) ("Company") was incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued. It is management's plan to start a new business or seek a business combination.

The Company generated no revenues during the quarter ended February 28, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At February 28, 2001, the Company had no material commitments for capital expenditures.

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


(Registrant)                       Vacation Ownership Marketing, Inc.
                                   (A Development Stage Company)


BY(Signature)                         /s/Peter Porath
(Date)                                April 27, 2001
(Name and Title)                      Peter Porath, President