Form 10-K
period 2001-05-31
VACATION OWNERSHIP MARKETING INC
filed 2001-08-24
CIK 61500

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended - May 31, 2001

                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from: ________________

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                     YES [X] NO [  ]

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

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):
                                -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes [ ] No [ ] Not applicable.

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                   15,000,000 as of May 31, 2001.

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

Murray Howe                                 4/19/83
Joseph Milsaps                              4/19/83
Marco Milovar                               4/19/83
Adolph Hirsch                              Deceased

In May of 2000, The Board, consisting solely of Mr. Peter Porath appointed two new members and officers, Mick Schumacher and George Powell, principals of the firm, Prime Rate Income and Dividend, Inc. Management likewise secured the services of Prime Rate Income and Dividend, Inc. (PRIDE) a consulting firm which is expected to assist the company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. PRIDE contributed $10,000.00 as paid in capital to the Company and has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. PRIDE has also agreed to advise the Company as to potential business combinations. In consideration for these services and capital contribution(s), the Company issued PRIDE 456,025 shares of its common stock representing 60.8% of its common stock outstanding as of May
31, 2000.

Pursuant to the amended Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Common Stock at $0.001 par value and 10,000,000 shares of Preferred Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company. As of May 31, 2001, there are 750,000 shares of Common Stock and no shares of Preferred Stock outstanding.

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

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

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

(b) Holders.

As of May 31, 2001, there were approximately 1,200 holders of the Company's Common Stock.

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

The Company believes that while there is some doubt as to the Company's continuance as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

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

Liquidity and Capital Resources.

From the Company's date of inception until May of 2001, the Company had issued an aggregate of 750,000 shares of its common stock. On May 10, 2000, the Company issued 456,025 shares which amount is included in the aggregate

750,000 issued and outstanding for services rendered or to be rendered and a capital contribution of $10,000. In consideration of the issuance of the above-mentioned common stock, the receiving company has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission to reactivate the Company as a reporting company. As further consideration, the receiving company has agreed to provide future consultation to assist the Company in either starting a new business or locating a business combination. It is the opinion of the management that the fair value of stock issued for future services is $91,205. The measurement date for the issuance of stock was May 10, 2000.

As of May 31, 2001, the Company had net operating losses available for carry forward of $116,319, expiring in years through 2021. Future utilization of this carry over may be limited due to changes in control of the Company. As of May 31, 2001, the Company has total deferred tax assets of approximately $23,264 due to operating loss carry forwards. However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $23,264. Thus, no tax assets have been recorded in the financial statement as of May 31, 2001.

The Company has no operating history as a blank check company and no material assets. The Company has $253 in cash and cash equivalents as of May 31, 2001.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
_____________________________________________________________________________

                    INDEX TO FINANCIAL STATEMENTS

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)


                         FINANCIAL STATEMENTS

                                 with

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     Report of Independent Certified Public Accountants            F-2

     Financial Statements:

          Balance Sheets                                           F-3

          Statements of Operations                                 F-4

          Statement of Changes in  Stockholders'
           (Deficit)                                               F-5

          Statements of Cash Flows                                 F-6

          Notes to Financial Statements                            F-7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Vacation Ownership Marketing, Inc.
(A Development Stage Company)
Denver, CO

We have audited the accompanying balance sheets of Vacation
Ownership Marketing, Inc. (A Development Stage Company) as of May
31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the two years ended May 31, 2001, and for the period from May 7, 2000 (date for renewal of corporate charter) through May 31 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. (A Development Stage Company) as of May
31, 2001 and 2000, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May
31, 2001,and for the period from May 7, 2000 (date of renewal of corporate charter) through May 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

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



                              Miller and McCollom
                              Certified Public Accountants
                              7400 W. 14th Avenue
                              Lakewood, CO 80215

August 24, 2001

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                            BALANCE SHEETS

                                ASSETS
                                         May 31,        May 31,
                                          2001           2000
                                      -----------    -----------
Current Assets
  Cash and cash equivalents           $       253    $    10,000
  Prepaid expenses                              -         91,205
                                      -----------    -----------
Total Current Assets                          253        101,205

TOTAL ASSETS                          $       253    $   101,205
                                      ===========    ===========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
 Accounts payable                     $     5,929    $       784
                                      -----------    -----------
Total Current Liabilities                   5,929            784

TOTAL LIABILITIES                     $     5,929    $       784
                                      -----------    -----------
Commitments and contingencies                   -              -
 (Notes 2 and 3)

Stockholders' (Deficit):
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   none issued                                  -              -
  Common stock, $.001 par value
   50,000,000 shares authorized,
   750,000 issued and outstanding
   at May 31, 2000 and May 31, 2001         7,500          7,500
  Additional paid-in capital            2,169,426      2,159,988
  Accumulated (deficit)                (2,182,602)    (2,067,067)
                                       -----------    -----------
TOTAL STOCKHOLDERS' (DEFICIT)              (5,676)       100,421
                                       -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 (DEFICIT)                            $       253    $   101,205
                                      ===========    ===========


The accompanying notes are an integral part of the financial statements.

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS

                                                                For the
                                                               period from
                                                               May 7, 2000
                                                                 (date of
                                                                renewal of
                                                                 corporate
                                                                 charter)
                                     Year Ended    Year End      through
                                       May 31,      May 31,       May 31,
                                        2001         2000          2001
                                    ------------ ------------ --------------

Revenue                              $         -  $         -  $         -
                                     -----------  -----------  -----------
Expenses
 Accounting and audit fees                 8,899            -        8,899
 Stock issued for services               100,643            -      100,643
 Other                                     5,993          784        6,777
                                     -----------  -----------  -----------
                                         115,535          784      116,319
                                     -----------  -----------  -----------
Net (Loss)                           $  (115,535) $      (784) $  (116,319)
                                     ------------ ------------ ------------
Per Share                            $      (.15) $      (.02) $      (.30)
                                     ============ ============ ============
Weighted Average Shares
 Outstanding                             750,000       33,198      391,599
                                     ===========  ===========  ===========




The accompanying notes are an integral part of the financial statements.

                    VACATION OWNERSHIP MARKETING, INC.
                    ----------------------------------
                       (A Development Stage Company)

              STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

           For the Period from May 7, 2000 through May 31, 2001


                                        Additional
                   Common    Stock      Paid-in    Accumulated
                 No./Shares  Amount     Capital     (Deficit)       Total

Balance at May     293,975  $ 2,940   $ 2,149,988  $ (2,066,283)           -
 7, 2000

Issuance of stock  456,025    4,560             -             -       91,205

Capital
 contributed             -        -        10,000             -       10,000

Net (loss) for
 theperiod ended
 May 31, 2000            -        -             -          (784)        (784)
                   -------   ------    ----------    -----------     --------
Balance at May
 31, 2000          750,000    7,500     2,159,988    (2,067,067)     100,421


Issuance of stock        -        -         9,438             -        9,438

Net (loss) for the
 year ended May
 31, 2001                -        -             -      (115,535)    (115,535)
                   -------   ------     ---------     ----------    ---------
Balance at May
 31, 2001          750,000  $ 7,500   $ 2,169,426   $(2,182,602)     $(5,676)
                   =======  =======   ===========   ============     ========




The accompanying notes are an integral part of the financial statements.

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

                                                                 For the
                                                                period from
                                                                May 7, 2000
                                                                 (date of
                                                                renewal of
                                                                corporate
                                                                 charter)
                                       Year Ended  Year Ended    through
                                          May 31,    May 31,     May 31,
                                           2001       2000        2001
                                      ------------ -----------  ----------
Cash Flows from Operating Activities:
 Net (Loss)                           $  (115,535)  $      (784)  $  (116,319)
Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Stock issued for services              100,643              -      100,643
   Increase in accounts payable             5,145            784        5,929
                                       -----------  -------------  ----------
Net Cash (Used in) Operating
 Activities                                (9,747)             -       (9,747)
                                       -----------  -------------  -----------
Cash Flows Provided by Investing
 Activities                                     -              -            -
                                       -----------  -------------  ------------
Cash Flows Provided by Financing
 Activities:
 Capital contributed                            -         10,000       10,000
                                       -----------  ------------   ----------
Net Cash Provided by Financing
 Activities                                     -         10,000       10,000
                                       -----------  -------------  ----------

Increase (decrease) in Cash                (9,747)        10,000          253

Cash, Beginning of Period                  10,000              -            -
                                       -----------  ------------   ----------
Cash, End of Period                    $      253   $     10,000          253
                                       ==========   ============   ==========
Supplemental disclosure of cash
  flow information:

Interest Paid                          $        -    $         -    $       -
                                       ==========    ===========    =========
Income Taxes Paid                      $        -    $         -    $       -
                                       ==========    ===========    =========

Supplemental disclosure of non-cash-investing and investing activities:

During the period ending May 31, 2000, the Company issued 456,025 shares of common stock for services to be rendered in the future, valued at $91,205. (See Note 4)

The accompanying notes are an integral part of the financial statements.

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        May 31, 2001 and 2000

(1)  Summary of Accounting Policies
     ------------------------------
     Vacation Ownership Marketing, Inc. (A Development Stage Company) ("Company") was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

     (a)  Description of Business
          -----------------------
          It is management's plan to start a new business or seek a business combination. The Company has selected May 31 as its year end.

     (b)  Per Share Information
          ---------------------
          Per share information is based upon the weighted average number of shares outstanding during the period.

     (c)  Use of Estimates in the Preparation of Financial
          Statements
          -------------------------------------------------
          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (d)  Risks and Uncertainties
          -----------------------
          The Company is subject to substantial business risks and uncertainties inherent in seeking a new business or business combination candidate. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for starting a new business nor finding a satisfactory business combination.

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        May 31, 2001 and 2000

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
     (e)  Prepaid Expenses
          ----------------
          The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred. The prepaid expenses will be amortized as the related costs are incurred.

     (f)  Fair Value of Financial Instruments
          -----------------------------------
          Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

     (g)  Cash and Cash Equivalents
          -------------------------
          For purposes of the statements of cash flows, cash and cash equivalents consist of demand deposits in banks and cash on hand with an initial maturity of 90 days or less.

     (h)  Stock-Based Compensation
          ------------------------
          The FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. The common stock was issued based upon the estimated value of services to be rendered. (See Note 4)

     (i)  Comprehensive Income
          --------------------
          The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not have any components of comprehensive income other than net income (loss).

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        May 31, 2001 and 2000

(1)  Summary of Accounting Policies, Continued
     -----------------------------------------
     (j)  Segments of Business
          --------------------
          The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As of May 31, 2001, the Company had not established any business segments.

     (k)  Recent Accounting Pronouncements
          --------------------------------
          In June of 1998, the FASB issued Statement of Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

(2)  Basis of Presentation - Going Concern
     -------------------------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained prior operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain capital for a new business or locate a business combination candidate.

                  VACATION OWNERSHIP MARKETING, INC.
                  ----------------------------------
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        May 31, 2001 and 2000

(2)  Basis of Presentation - Going Concern, Continued
     ------------------------------------------------
     In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  Contingencies
     -------------
     At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach counties in the State of Florida, persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. In the opinion of counsel, there are no known outstanding judgments against the Company.

(4)  Common Stock
     ------------
     From the Company's date of inception until May of 2000, the Company had issued an aggregate of 293,975 shares of its common stock. On May 10, 2000, the Company issued 456,025 shares for services. In consideration of the issuance of the above-mentioned common stock, the receiving company paid all costs of current accounting and filings with the Securities and Exchange Commission to reactivate the Company as a reporting company.
     As further consideration, the receiving company agreed to provide future consultation to assist the Company in either starting a new business or locating a business combination. It is the opinion of management that the fair value of stock issued for future services is $91,205. The measurement date for the issuance of stock was May 10, 2000. The receiving company contributed $10,000 to the Company as additional paid in capital and used to pay some of the above mentioned costs.

(5)  Income Taxes
     ------------
     As of May 31, 2001, the Company had net operating losses available for carry forward of $115,535, expiring in years through 2021. Future utilization of these carry overs may be limited due to changes in control of the Company. As of May 31, 2001, the Company has total deferred tax assets of approximately $23,107 due to operating loss carry forwards.

                  VACATION OWNERSHIP MARKETING, INC.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                        May 31, 2001 and 2000

(5)  Income Taxes, Continued
     -----------------------
     However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $23,107. Thus, no tax assets have been recorded in the financial statements as of May 31, 2001.

(6)  Subsequent Event
     ----------------
     Effective August 23, 2001, the Company effected a one for twenty reverse stock split. All shares amounts referred to herein, have been retroactively adjusted to reflect this reverse stock split.

     During August 2001, the Company and certain sellers of the Company's common stock (who are related parties), entered into an agreement whereby a buyer, after the purchase of the seller's stock, would own a controlling interest of the Company.

     In connection with the agreement, the cash on hand was used to pay indebtedness owed to Prime Rate Income & Dividend Enterprises, Inc. (PRIDE) a related party shareholder whose ownership of stock was described in Note 4. All indebtedness of the Company in excess of the cash received was contributed as paid-in capital to the corporation. Following this transaction, the Company did not have any tangible assets or indebtedness.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

*NAME                       AGE            POSITION

Peter Porath                 70            Chairman of the Board, President,
                                           Chief Executive Officer

Mick Schumacher              51            Vice President

George Powell                74            Secretary and Treasurer

Peter J. Porath has been President and a director of the Company since its formation on April 30, 1979. Shortly after the Company ceased operations, Mr. Porath was a director for Plants For Tomorrow, an environmental litigation concern through the years from 1989-1991. Since 1990
Mr. Porath, semi-retired has operated a retail magic supply store in Fort Lauderdale Florida, Merlin's Festival of Magic. From
1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company, and developer in Wellington and Palm Beach, now a city of 30,000 people. Mr. Porath holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

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

George A. Powell has been Secretary and Treasurer of the Company since May of 2000. Mr. Powell is concurrently a director, vice- president and secretary of PRIDE. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self- employed as a business consultant.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of May 31, 2001 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                        NUMBER OF             PERCENTAGE
                                       SHARES OWNED           OF SHARES
                                      OR CONTROLLED             OWNED

Peter Porath                             69,488                 9.27%

Mick Schumacher                          17,346                 2.31%

George Powell                             1,250                 0.17%

Prime Rate Income & Dividend, Inc.      408,833                54.51%

All Officers and Directors as a Group   496,917                66.26%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May of 2000, The Board, consisting solely of Mr. Peter Porath appointed two new members and officers, Mick Schumacher and George Powell, principals of the firm, Prime Rate Income and Dividend, Inc. Management likewise secured the services of Prime Rate Income and Dividend, Inc. (PRIDE) a consulting firm which is expected to assist the company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. PRIDE contributed $10,000.00 as paid in capital to the Company and has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. PRIDE has also agreed to advise the Company as to potential business combinations. In consideration for these services and capital contribution(s), the Company issued PRIDE 456,025 shares of its common stock representing 60.8% of its common stock outstanding as of May 31, 2000.

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

(Registrant)                        VACATION OWNERSHIP MARKETING, INC.

(Date)                              August 24, 2001
BY(Signature)                       /s/Peter Porath
(Name and Title)                    Peter Porath
                                    President, Chief Executive Officer


(Date)                              August 24, 2001
BY(Signature)                       /s/Michael Schumacher
(Name and Title)                    Micheal Schumacher
                                    Vice President