Form 10QSB
period 2001-08-31
VACATION OWNERSHIP MARKETING INC
filed 2001-10-22
CIK 61500

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ______________

                           Commission File No. 0-9879

                       VACATION OWNERSHIP MARKETING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   13-2648442
         -----------------------------------             ------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         2921 N.W. 6th Avenue, Miami, Florida                   33127
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                 (305) 573-8882
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code:


--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if changed since last report)

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of August 31, 2001, 770,000 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                               PAGE
                                                                                                               ----
                         PART I - FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                  August 31, 2001 and 2000........................................................................1

                  Condensed Consolidated Statements of Operations
                  Three Month-Period Ended August 31, 2001 and 2000...............................................1

                  Condensed Consolidated Statements of Cash Flows
                  Three Month-Period Ended August 31, 2001 and 2000...............................................1

                  Notes to Condensed Consolidated Financial Statements............................................1

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................1

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...............................................................................6

Item 2.           Changes in Securities and Use of Proceeds.......................................................6

Item 3.           Defaults Upon Senior Securities.................................................................6

Item 4.           Submission of Matters to a Vote of Security Holders.............................................6

Item 5.           Other Information...............................................................................6

Item 6.           Exhibits and Reports on Form 8-K ...............................................................6

Signatures........................................................................................................7

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immediately following the signature page in this Form 10-QSB.

ITEM 2. PLAN OF OPERATION.

The "Plan of Operation" included herein should be read in conjunction with the Condensed Consolidated Financial Statements of Vacation Ownership Marketing, Inc.(the "Company") and subsidiaries, as of August 31, 2001, and the related Notes to the Condensed Consolidated Financial Statements as of August 31, 2001 and 2000. Our Financial Statements have been prepared in accordance with accounting principals generally accepted in the United States.

The financial information in "Plan of Operation" refers to our continuing operations.

As set forth in the Form 8-K, which we filed on September 27, 2001, and which is attached hereto as an Exhibit, we would like to report the following:

Effective August 23, 2001, a 1:20 reverse stock split of our common stock Par Value $0.001 became effective. Pre-Split, there were 15,000,000 shares of Common Stock Issued and Outstanding; post-Split, there were 750,000 shares of Common Stock Issued and Outstanding. In addition, effective August 23, 2001, amendments to the our Certificate of Incorporation also became effective. These amendments increased the number of shares of Common Stock Authorized from 15,000,000 to 50,000,000 and increased the number of shares of Preferred Stock Authorized from 1,000,000 to 10,000,000 shares.

On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("Acquisition Corp.") purchased 492,480 shares (post-Split) of the our Common Stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc, and Michael Schumacher (the "Sellers") for $350,000.00, pursuant to the terms and conditions of an agreement dated August 27, 2001 (the "VAOW Stock Purchase Agreement"). Simultaneously, Acquisition Corp. entered into an Escrow Agreement with Sellers and Ann Porath, Esq., as the Escrow Agent, pursuant to which $50,000.00 was escrowed for 60 days as security for the indemnifications given by the Sellers under the VAOW Stock Purchase Agreement. In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain Accredited Investors evidenced by its 8% Series A $1,000,000.00 Senior Subordinated Convertible Redeemable Debentures (the "Acquisition Corp. Debentures"), together with underlying shares of Acquisition Corp.'s Common Stock, Par Value $0.01, into which the Acquisition Corp. Debentures may be convertible from time to time (collectively, the "Acquisition Corp. Securities"). Thereafter, as contemplated by the Agreement, and for services rendered, Acquisition Corp. issued 15,000 shares each of the our Common Stock (which it then owned) to Messrs. Porath and Michael Schumacher, and 20,000 shares of our Common Stock to NevWest Securities Corporation.

At this time, prior to the reorganization (the "Reorganization") of Acquisition Corp. to be described below, Acquisition Corp.'s capital structure consisted of:
10,000,000 shares of Common Stock, Par Value $0.01 per share (the "Acquisition Corp. Common Stock"), of which 1,000 shares were issued and outstanding and were held by Christopher Astrom (600 Shares) and Braulio Gutierrez (400 Shares).

Following this, on August 28, 2001, Acquisition Corp. declared a stock dividend of the shares of our Common Stock owned by it to Christopher Astrom (277,492 Shares) and to Braulio Gutierrez (184,994 Shares), who, at that time, were the then sole shareholders of Acquisition Corp., owning an aggregate of 1,000 shares each of the Common Stock, par value $0.01 per share of Acquisition Corp. (the "Acquisition Corp. Stock"). As a result of this stock dividend, Christopher Astrom became the owner of 277,492 Shares of the our Common Stock, and Braulio Gutierrez became the owner of 184,994 Shares of our Common Stock on September 4, 2001, which is when they actually received their Certificates.

On August 29th, Acquisition Corp. entered into an agreement (the "Encore Stock Purchase Agreement") with Christopher Astrom and Braulio Gutierrez, who were the then shareholders of Encore Builders, Inc., a Florida corporation ("Encore"), and, with Encore itself, to purchase all the capital stock of Encore (the "Encore Shares") in such a manner that Encore became a wholly-owned subsidiary of Acquisition Corp. Thus, Acquisition Corp. purchased all 100 of the Issued and Outstanding Encore Shares from the two Shareholders of Encore (Christopher Astrom and Braulio Gutierrez) for $1.00, and Acquisition Corp. purchased 900 shares of Newly Issued Encore Shares for $470,000.00, delivering to Encore the sum of $4,549.00 in cash, together with the Acquisition Corp.'s Promissory Demand Note in the amount $465,450.00, along with two executed copies of this Agreement. Encore, described in more detail below, is a General Contractor in the business of building multi-family residential apartment units.

On August 29, 2001, for $1.00, we purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez). Accordingly, when Acquisition Corp. issued these 9,000 shares to us, Acquisition Corp. became our wholly-owned subsidiary within the meaning of Section 253 of the General Corporation Law of Delaware, i.e., 90% of the Issued and Outstanding Capital Stock of Acquisition Corp. entitled to vote on merger of Acquisition Corp. into our company was owned by us.

Thereafter, Acquisition Corp. was merged (the "Merger") into our company via a "short-form" merger pursuant to Section 251 of the General Corporation Law of Delaware. Pursuant to the Merger, and by operation of law, the rights and obligations of Acquisition Corp., with respect to other entities, enured to the benefit of, and became binding upon, us. Thus, pursuant to the Merger, (a) the rights and obligations of Acquisition Corp. with respect to Encore under the Encore Stock Purchase Agreement enured to the benefit of, and became binding upon, us, so that Encore became our wholly-owned, operating subsidiary; (b) all of the issued and outstanding shares of Acquisition Corp.'s Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 Shares) were surrendered by them to, and were canceled by, us; (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by us (i.e., 9,000 shares) were canceled by us; and (d) the Acquisition Corp. Securities (as defined above) were surrendered to us, canceled, and new debentures, identical to the Acquisition Corp. Debentures, together with accompanying conversion rights to shares of the Authorized but Unissued underlying shares of our Common Stock were issued by us to the holders of the original Acquisition Corp. Debentures, i.e., the Accredited Investors.

RELATED TRANSACTIONS

Our wholly-owned subsidiary, Encore, was founded in 1988 by Braulio Gutierrez as a Florida Corporation. Encore is a Licensed State of Florida building contractor which is acting as a general contractor on various different multi-family residential apartment houses. These projects are owned by National Residential Properties, Inc. ("NRES"), a company whose Board of Directors and Executive Officers are substantially related to our Board and Executive Officers.

In order to complete these projects, NRES, as the owner thereof, will have to obtain mortgage financing, and Encore, as the general contractor, will have to obtain Performance Bonds.

In the construction industry Performance Bonds are necessary on all construction over $1,000,0000. The bond guarantees the owner and the mortgage holder that the building will be built for the contracted price and in a timely manner. We believe that the transactions described above will enable Encore to have the liquidity to be able to obtain Performance Bonds that are necessary to build the types of building that it has obtained contracts to build.

Any activity for the wholly-owned subsidiary for the period August 29, 2001 through August 31, 2001, is not material to the consolidated unaudited financial statements as of and for the three months ended August 31, 2001, and therefore have not been included.

FUTURE GROWTH AND CASH FLOW

From September 1, 2001, through the 12-month period ending August 31, 2002, we estimate our cash needs to maintain operations under our current negative cash flow situation is $240,000.00. This amount is composed of cash needed for working capital, assuming that current operations continue in their present status and mortgage funding now in place for various projects remains viable. These amounts include offsets for anticipated amounts of cash generated from current operations. The monthly costs of our corporate offices are estimated to be approximately $20,000.00 per month. The monthly expense of $20,000.00 includes payroll, payroll taxes, dues and subscriptions, utilities for the corporate offices, health insurance for the employees, general liability insurance, office supplies, postage and freight, professional fees for accounting, legal and other consultants, corporate office rent, repairs and maintenance primarily for office equipment, telephone expenses and travel and entertainment. There can be no assurances that we will be able to successfully obtain the additional financing or will be otherwise able to obtain sufficient financing to consummate our business plan.

We have limited capitalization and we are dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 2001 and to the date of this filing, we have had and continue to have a substantial need for working capital for normal operating expenses associated with continuing as a going concern. This lack of cash has slowed our ability to acquire and construct properties or other productive assets and initiate revenue producing operations. Any activity in the real estate development industry requires adequate financing and on-going funding sources. We have entered this industry with limited financing and funding sources. We are currently in discussions with one or more entities for private mortgage funding financing packages.

Over the next 12 months, Encore intends to seek projects in the $3,000,000 to $10,000,000 range, and new construction from the Miami-Dade County school board, City of Miami and Miami Dade County, all of which require bonding for the contractor.

The profit margins are higher for the select group of builders that build in this area of construction. In addition, with bonding capability, Encore will seek "shell construction projects" as a subcontractor. Encore feels that this building specialty is the most lucrative portion of the building industry and the least competitive in the bid process.

RESULTS OF OPERATIONS

As a result of the transactions entered into by the Company, as more fully described in the Form 8-K, attached to this Form 10-QSB as an Exhibit, and filed with the Securities and Exchange Commission on September 27, 2001, this is our first quarter with business operations since 1983.

OPERATING EXPENSES. Our operating costs and expenses were $56,911 for the three-month period ended August 31, 2001, as compared to $99,362 for the three-month period ended August 31, 2000. The significant components of our operating expenses are: professional fees (90.45%), accounting and audit fees (8.15%), and stock transfer fees (1.37%) for 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities was $379,977 for the three-month period ended August 31, 2001. This was primarily due to start-up costs.

Cash used for investing activities was $470,000 for the three-month period ended August 31, 2001, primarily attributable to the purchase of Encore Builders, Inc.

At August 31, 2001, we had stockholders' equity of $370,000. For the three-month period ended August 31, 2001, our deficit in working capital (current assets minus current liabilities) was $100,000, primarily as a result of the Debentures payable of $870,000.

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) the continued growth in the residential real estate market; (ii) the general availability of home mortgage financing at favorable rates; (iii) continued positive economic climate in the United States; (iv) competition in our existing lines of business; and (v) our ability to obtain and maintain working capital, whether internally generated or from financing sources (on acceptable terms) in order to finance our growth strategy. The Miami building market is very strong, and we feel that by using the facilities available to us at this time, we can become a very successful entity in the financial world.

Subsequent to the year ended May 31, 2001, we acquired the existing business of Encore. As a result of this change in operations, our financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by us in future periods.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company. The market for real estate development and housing construction is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. We believe that the principal competitive factors in our markets are conformance to building standards, reliability, safety, price and quality of our final product. There can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to our operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In August, 2001, our then wholly-owned subsidiary, VAOW Acquisition Corp., received $404,550 of gross proceeds from the sale of its 8% Series A Senior Subordinated Convertible Redeemable Debentures to three (3) accredited investors pursuant to Regulation D, Rule 504. Also in August, 2001, upon the merger of VAOW Acquisition Corp. into us, we exchanged like debentures issued by us for our former subsidiary's debentures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information required by this Item is incorporated by reference to the Information Statement on Schedule 14C, as filed with the Commission by the Company on August 7, 2001.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         (i) Form 8-K, filed on September 27, 2001, covering the Change in Control of the Registrant, an Acquisition of Assets and accompanying Financial Statements.

         (ii) Form 8-K, filed on October 1, 2001, covering the termination of our former accountants.

         (iii) Form 8-K/A, filed on October 9, 2001, covering the engagement of our new and current auditor and independent accounting firm.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 19, 2001                        VACATION OWNERSHIP MARKETING, INC.


                                              By: /s/ BRAULIO GUTIERREZ
                                                  ------------------------------
                                                  Braulio Gutierrez,
                                                  President


Date: October 19, 2001                        VACATION OWNERSHIP MARKETING, INC.


                                              By: /s/ PATRICIA GUTIERREZ
                                                  ------------------------------
                                                  Patricia Gutierrez,
                                                  Principal Financial Officer

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                            AUGUST 31, 2001 AND 2000

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                            AUGUST 31, 2001 AND 2000






CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

         BALANCE SHEETS AS OF AUGUST 31, 2001
          AND 2000 (UNAUDITED)

         STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED)

         STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS (UNAUDITED)

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                   AUGUST 31,      AUGUST 31,
                                      2001            2000
                                   ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents        $       --        $10,000
  Accounts receivable                 307,434             --
  Loan receivable                       7,622             --
  Debentures receivable               465,450
                                   ----------        -------

      TOTAL CURRENT ASSETS            780,506         10,000
                                   ----------        -------

INVESTMENT IN SUBSIDIARY              470,000             --
                                   ----------        -------

TOTAL ASSETS                       $1,250,506        $10,000
                                   ==========        =======


    The accompanying notes are an integral part of the financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                      AUGUST 31,            AUGUST 31,
                                                                         2001                  2000
                                                                      -----------           -----------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $    10,506           $     8,941
  Debentures payable                                                      870,000                    --
                                                                      -----------           -----------

      TOTAL CURRENT LIABILITIES                                           880,506                 8,941
                                                                      -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 and 1,000,000 shares authorized, 0 and 0 shares issued an outstanding at
    August 31, 2001 and 2000                                                   --                    --
  Common stock, $.001 par value, 50,000,000 and 15,000,000
    (pre split and 750,000 post split), and 770,000 and
    15,000,000 (pre split and 750,000 post split) issued and
    outstanding at Augut 31, 2001 and 2000                                    770                 1,500
  Additional paid-in capital                                            2,608,743             2,165,988
  Accumulated deficit                                                  (2,239,513)           (2,166,429)
                                                                      -----------           -----------

      TOTAL STOCKHOLDERS' EQUITY                                          370,000                 1,059
                                                                      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,250,506           $    10,000
                                                                      ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000



                                              AUGUST 31,           AUGUST 31,
                                                 2001                 2000
                                              ---------           ------------

REVENUE                                       $      --           $         --


EXPENSES
  Professional fees                              51,477                 91,705
  Accounting and audit fees                       4,638                  7,657
  Stock transfer fees                               777                     --
  Administrative and Other                           19                     --
                                              ---------           ------------

      TOTAL EXPENSES                             56,911                 99,362
                                              ---------           ------------


NET LOSS PER SHARE BASIC AND DILUTED          $ (56,911)          $    (99,362)
                                              =========           ============


LOSS PER SHARE                                $   (0.08)          $      (0.01)
                                              =========           ============


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                     750,000             15,000,000
                                              =========           ============


   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000




                                                                AUGUST 31,         AUGUST 31,
                                                                   2001               2000
                                                                ---------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (56,911)          $(99,362)
  Adjustment to reconcile net loss to net cash used in
  operating activities:
    Decrease in prepaid expenses                                       --             91,205
    Increase (Decrease) in accounts payable                        (8,010)             8,157
    (Increase) in accounts receivable                            (307,434)                --
    (Increase) in loans receivable                                 (7,622)                --
                                                                ---------           --------

    NET CASH USED IN OPERATING ACTIVITIES                        (379,977)                --
                                                                ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary                                       (470,000)                --
                                                                ---------           --------

    NET CASH USED IN INVESTING ACTIVITIES                        (470,000)                --
                                                                ---------           --------


   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000



                                                                        AUGUST 31,         AUGUST 31,
                                                                          2001                2000
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Conversion of accounts payable to additional paid-in capital             12,587                --
  Proceeds from debentures                                                404,550                --
  Proceeds from issuance of stock                                              20                --
  Additional paid-in capital                                              432,567                --
                                                                        ---------           -------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                             849,724                --
                                                                        ---------           -------

(DECREASE) IN CASH                                                           (253)               --

CASH - BEGINNING OF PERIOD                                                    253            10,000
                                                                        ---------           -------

CASH - END OF PERIOD                                                    $      --           $10,000
                                                                        =========           =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:

  Issuance of convertible debentures                                    $ 870,000           $    --
  Less: Debentures receivable                                            (465,450)               --
                                                                        ---------           -------

  Net proceeds of debenture                                             $ 404,550           $    --
                                                                        =========           =======


   The accompanying notes are an integral part of these financial statements.

               VACATION OWNERSHIP MARKETING, INC. AND SUBSIDIARIES
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)



                                                                       ADDITIONAL
                                                   COMMON STOCK          PAID-IN       ACCUMULATED
                                               NO. SHARES    AMOUNT      CAPITAL         DEFICIT          TOTAL
                                               ----------    ------      -------         -------          -----

Balance at                                       293,975     $2,940     $2,149,988     $(2,066,283)     $  86,645

Issuance of Stock                                456,025     $4,560             --              --      $   4,560

Capital contributed                                   --         --         10,000              --         10,000

Net loss for the period ended May 31, 2000            --         --             --            (784)          (784)
                                               ------------------------------------------------------------------

Balance at May 31, 2000                          750,000     $7,500      2,159,988      (2,067,067)     $ 100,421

Transfer of Stock                                     --         --          9,438              --          9,438

Net loss for the year ended May 31, 2000              --         --             --        (115,535)      (115,535)
                                               ------------------------------------------------------------------

Balance at May 31, 2000                          750,000     $7,500      2,169,426      (2,182,602)     $  (5,676)

Conversion of accounts payable to additional
paid-in capital                                       --         --         12,587              --         12,587

Net loss for the period from June 1, 2001 to
August 31, 2001                                       --         --             --          (6,911)        (6,911)
                                               ------------------------------------------------------------------

Balance at August 31, 2001 (Unaudited)           750,000     $7,500     $2,182,013     $(2,189,513)     $      --
                                               ==================================================================


   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2001 AND 2000 (UNAUDITED)



NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. ("VAOM") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and VAOM believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the May 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by VAOM later in the year.

The management of VAOM believes that the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

VAOM was incorporated in Delaware as Magness Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, VAOM changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, VAOM experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

On August 23, 2001 a 1:20 reverse stock split of the VAOM common stock, became effective. This stock split decreased the issued and outstanding common stock from 15,000,000 to 750,000. Additionally, the authorized shares of common stock increased from 15,000,000 to 50,000,000 and the authorized shares of preferred stock increased from 1,000,000 to 10,000,000.

On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("VAOW"), purchased 492,480 shares of VAOM's common stock from certain shareholders for $350,000 pursuant to a stock purchase agreement dated August 27, 2001 (the "VAOW Stock Purchase Agreement"). Simultaneously, VAOW entered into an Escrow Agreement with these shareholders pursuant to which $50,000 was escrowed for 60 days as security. At this time, VAOW obtained a loan for certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of VAOM's common stock (par value $.01).

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2001 AND 2000 (UNAUDITED)



NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  On August 28, 2001, VAOW declared a stock dividend of the shares of the VAOM common stock owned by them to the former shareholders of VAOW.

                  On August 29, 2001, VAOW entered into a stock purchase agreement with the then shareholders of Encore Builders, Inc. ("Encore"), a Florida corporation (the "Encore Stock Purchase Agreement") to purchase all of the capital stock of Encore in such a manner that Encore became a wholly-owned subsidiary of VAOW. VAOW purchased all 100 issued and outstanding shares of income for $1.00 and purchased 900 newly issued Encore shares for $470,000 ($4,549 in cash and $465,500 in a Promissory Demand Note). Additionally, for $1.00 VAOM purchased from VAOW, 9,000 of VAOW's newly issued stock and VAOW at this time became a wholly-owned subsidiary of VAOM. All rights and obligations of VAOW, Encore or any other entity owned by them became binding upon VAOM as of August 29, 2001.

                  Any activity for the wholly-owned subsidiary for the period August 29, 2001 through August 31, 2001 is not material to the consolidated unaudited financial statements as of and for the three months ended August 31, 2001 and therefore have not been included.

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of VAOM and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2001 AND 2000 (UNAUDITED)




NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  CASH AND CASH EQUIVALENTS

                  VAOM considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  VAOM maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  SEGMENTS OF BUSINESS

                  VAOM has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information". SPAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As of August 31, 2001, VAOM had established a new business segment, however, these amounts are not significant.

                  START-UP COSTS

                  VAOM adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards N. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of VAOM's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2001 AND 2000 (UNAUDITED)




NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  STOCK-BASED COMPENSATION

                  The FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation, the common stock was issued based upon the estimated value of services to be rendered.

                  COMPREHENSIVE INCOME

                  VAOM has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. VAOM does not have any components of comprehensive income other than net income
                  (loss).

                  INCOME TAXES

                  Income taxes are computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. All deferred tax assets that arose from the carryforward of net operating losses have been offset by a valuation allowance due to the uncertainty of the realization of these tax assets.

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when VAOM reported a loss because to do so would be antidilutive for periods presented.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2001 AND 2000 (UNAUDITED)



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                                 August 31, 2001     August 31, 2000
                                                                 ---------------     ---------------

                  Net Loss                                          $ (56,911)        $    (99,362)

                  Weighted-average common shares
                     Outstanding (Basic)                              750,000           15,000,000

                  Weighted-average common stock Equivalents:
                       Stock options                                       --                   --
                       Warrants                                            --                   --

                  Weighted-average common shares
                     Outstanding (Diluted)                            750,000           15,000,000

NOTE 3-           GOING CONCERN

                  As shown in the accompanying financial statements, VAOM incurred net losses for the three months ended August 31, 2001 and 2000.

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of VAOM as a going concern. However, VAOM has sustained prior operating leases since inception. This fact raises substantial doubt about VAOM's ability to continue as a going concern.

                  In view of these matters, continuing as a going concern is dependent upon VAOM's ability to meet its financing requirements, raise additional capital, and the success of its future operations and business combination. Management believes that actions planned and presently being taken to revise VAOM's operating and financial requirements provide the opportunity for VAOM to continue as a going concern.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2001 AND 2000 (UNAUDITED)


NOTE 4-           LITIGATION

                  At about the time VAOM discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against VOAM. In official records of Broward and Palm Beach counties in the State of Florida, persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. In the opinion of counsel, there are no known outstanding judgments again VAOM.

NOTE 5-           COMPENSATION - STOCK FOR SERVICES

                  From VAOM's date of inception until May of 2000, VAOM had issued an aggregate of 293,975 shares of its common stock. On May 10, 2000, VAOM issued 456,025 shares for services. In consideration of the issuance of the above-mentioned common stock, the receiving company paid all costs of current accounting and filings with the Securities and Exchange Commission to reactivate VAOM as a reporting company. As further consideration, the receiving company agreed to provide future consultation to assist the company in either starting a new business or locating a business combination. It is the opinion of management that the fair value of stock issued for future services is $91,205. The measurement data for the issuance of stock was May 10, 2000. The receiving company contributed $10,000 to VAOM as additional paid-in capital and used to pay some of the above mentioned costs.