Form 10QSB
period 2001-11-30
VACATION OWNERSHIP MARKETING INC
filed 2002-01-18
CIK 61500

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001


                       VACATION OWNERSHIP MARKETING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                        13-2648442                000-09879
--------------------------------------------------------------------------------

(State or other jurisdiction         (IRS Employer               Commission File
of Incorporation)                    Identification Number)      Number

                    2921 NW 6th Avenue, Miami, Florida 33127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (305) 573-8882

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [ ]           No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

As of January 17, 2002, 61,110,595 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

                       VACATION OWNERSHIP MARKETING, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
               November 30, 2001 and 2000................................  3

          Statements of Operations For the Six
               Months Ended November 30, 2001 and 2000...................  4

          Statements of Cash Flows For the Six
               Months Ended November 30, 2001 and 2000...................  5

          Notes to Condensed Consolidated Financial Statements...........  6

Item 2.   Management's  Discussion and Analysis  or Plan of
               Operation................................................. 12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 18

Item 2.   Changes in Securities and Use of Proceeds...................... 18

Item 3.   Defaults Upon Senior Securities................................ 19

Item 4.   Submission of Matters to a Vote of Security Holders............ 19

Item 5.   Other Information.............................................. 19

Item 6.   Exhibits and Reports on Form 8-K............................... 20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                 VACATION OWNERSHIP MARKETING, INC.
                          AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                                                                                   NOVEMBER 30,   NOVEMBER 30,
                                                                                      2001            2000
                                                                                   -----------    -----------
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...................................................   $        --    $       308
   Accounts receivable .........................................................       331,949             --
   Loan receivable .............................................................       115,056             --
   Debentures receivable .......................................................       424,950
                                                                                   -----------    -----------
TOTAL ASSETS ...................................................................   $   871,955    $       308
                                                                                   ===========    ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes and loans payable .....................................................   $    22,820    $        --
   Accounts payable and accrued expenses .......................................        89,597            575
   Debentures payable ..........................................................       805,013             --
                                                                                   -----------    -----------
          TOTAL CURRENT LIABILITIES ............................................       917,430            575
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 and 1,000,000 shares authorized,
     0 and 0 shares issued and outstanding at November 30, 2001 and 2000 .......            --             --

   Common stock, $.001 par value, 50,000,000 and 15,000,000
   (pre split and 750,000 post split), and 34,510,595 and
     15,000,000 (pre split and 750,000 post split) issued and
    outstanding at November 30, 2001 and 2000 ..................................        34,511          1,500

   Additional paid-in capital ..................................................     2,191,540      2,165,988

   Accumulated deficit .........................................................    (2,271,526)    (2,167,755)
                                                                                   -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................................       (45,475)          (267)
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT) ...............................................................   $   871,955    $       308
                                                                                   ===========    ===========


     The accompanying notes are an integral part of the financial statements

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000



                                                          SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                   -------------------------------       -------------------------------
                                                    NOVEMBER 30,      NOVEMBER 30,       NOVEMBER 30,       NOVEMBER 30,
                                                       2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------
REVENUE .....................................      $    594,259       $         --       $    594,259       $         --
COST OF REVENUE .............................           529,106                 --            529,106                 --
                                                   ------------       ------------       ------------       ------------
GROSS PROFIT ................................            65,153                 --             65,153                 --

EXPENSES
   Professional fees ........................            91,477             91,705             40,000                 --
   Accounting and audit fees ................             6,977              7,728              2,339                 71
   Stock transfer fees ......................               852                 --                 75                 --
   Administrative and Other .................            54,771              1,255             54,752              1,255
                                                   ------------       ------------       ------------       ------------
          TOTAL EXPENSES ....................           154,077            100,688             97,166              1,326
                                                   ------------       ------------       ------------       ------------
NET LOSS PER SHARE BASIC AND DILUTED ........      $    (88,924)      $   (100,688)      $    (32,013)      $     (1,326)
                                                   ============       ============       ============       ============
LOSS PER SHARE ..............................      $     (0.005)      $      (0.01)      $     (0.002)      $         --
                                                   ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        17,630,297         15,000,000         17,630,297         15,000,000
                                                   ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                                              NOVEMBER 30,    NOVEMBER 30,
                                                                 2001            2000
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................      $ (88,924)      $(100,688)
     Adjustment to reconcile net loss to net cash used in
     operating activities:
        Decrease in prepaid expenses ....................             --          91,205
        Increase (Decrease) in accounts payable .........         83,668            (209)
        (Increase) in accounts receivable ...............       (331,949)             --
        (Increase) in loans receivable ..................       (115,056)             --
                                                               ---------       ---------
          NET CASH USED IN OPERATING ACTIVITIES .........       (452,261)         (9,692)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable ........................          6,958              --
     Proceeds from debentures ...........................        445,050              --
                                                               ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES .....        452,008              --
                                                               ---------       ---------
(DECREASE) IN CASH ......................................           (253)         (9,692)

CASH - BEGINNING OF PERIOD ..............................            253          10,000
                                                               ---------       ---------
CASH - END OF PERIOD ....................................      $      --       $     308
                                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
     Issuance of convertible debentures .................      $ 870,000       $      --
     Less: Debentures receivable ........................       (424,950)             --
                                                               ---------       ---------
     Net proceeds of debenture ..........................      $ 445,050       $      --
                                                               =========       =========
     Debentures converted for common stock and
     additional paid-in capital .........................      $  64,987       $      --
                                                               =========       =========
     Subsidiary debt assumption .........................      $  15,862       $      --
                                                               =========       =========




   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

       The condensed consolidated unaudited interim financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. ("VAOM") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and VAOM believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by VAOM later in the year.

       The management of VAOM believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

       On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("VAOW"), purchased 492,480 shares of VAOM's common stock from certain shareholders for $350,000 pursuant to a stock purchase agreement dated August 27, 2001 (the "VAOW Stock Purchase Agreement"). Simultaneously, VAOW entered into an Escrow Agreement with these shareholders pursuant to which $50,000 was escrowed for 60 days as security. At this time, VAOW obtained a loan for certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of VAOW's common stock (par value $.01).

       On August 28, 2001, VAOW declared a stock dividend of the shares of the VAOM common stock owned by them to the former shareholders of VAOW.

       On August 29, 2001, VAOW entered into a stock purchase agreement with the then shareholders of Encore Builders, Inc. ("Encore"), a Florida corporation (the "Encore Stock Purchase Agreement") to purchase all of the capital stock of Encore in such a manner that Encore became a wholly-owned subsidiary of VAOW. VAOW purchased all 100 issued and outstanding shares of stock for $1.00 and purchased 900 newly issued Encore shares for $470,000 ($4,549 in cash and $465,500 in a Promissory Demand Note). Additionally, for $1.00 VAOM purchased from VAOW, 9,000 of VAOW's newly issued stock and VAOW at this time became a wholly-owned subsidiary of VAOM. All rights and obligations of VAOW, Encore or any other entity owned by them became binding upon VAOM as of August 29, 2001.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of VAOM and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS

       VAOM considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

       VAOM maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

       SEGMENTS OF BUSINESS

       VAOM has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. On August 27, 2001, VAOM had established a new business segment.

       START-UP COSTS

       VAOM adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NOVEMBER 30, 2001 AND 2000 (UNAUDITED)




NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards N. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practical to estimate that value. The carrying amount of VAOM's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

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

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NOVEMBER 30, 2001 AND 2000 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       The following is a reconciliation of the computation for basic and diluted EPS:


                                                        NOVEMBER 30,      NOVEMBER 30,
                                                           2001               2000
                                                       ------------       ------------
       Net Loss .................................      $    (88,924)      $   (100,688)
                                                       ------------       ------------

       Weighted-average common shares
          Outstanding (Basic) ...................        17,630,297         15,000,000

       Weighted-average common stock Equivalents:

               Stock options ....................                --                 --
               Warrants .........................                --                 --

       Weighted-average common shares
           Outstanding (Diluted) ................        17,630,297         15,000,000

NOTE 3-GOING CONCERN

       As shown in the accompanying financial statements, VAOM incurred net losses for the six months ended November 30, 2001 and 2000.

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of VAOM as a going concern. However, VAOM has sustained prior operating leases since inception. This fact raises substantial doubt about VAOM's ability to continue as a going concern.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NOVEMBER 30, 2001 AND 2000 (UNAUDITED)



NOTE 3-GOING CONCERN (CONTINUED)

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

NOTE 4-LITIGATION

       At about the time VAOM discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against VAOM. In official records of Broward and Palm Beach counties in the State of Florida, persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. In the opinion of counsel, there are no known outstanding judgments against VAOM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

GENERAL

From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, as more fully described below, we acquired Encore Builders, Inc. ("Encore Builders"), a construction company, through what was then a subsidiary of our Company.

Effective August 23, 2001, a 1:20 reverse stock split of our common stock, par value $.001, became effective. Pre-split, there were 15,000,000 shares of Common Stock issue and outstanding; post-split, there were 750,000 shares of Common Stock issued and outstanding. In addition, effective August 23, 2001, we amended our Certificate of Incorporation to increase the number of shares of Common Stock authorized from 15,000,000 to 50,000,000 and increased the number of shares of Preferred Stock authorized from 1,000,000 to 10,000,000. On November 5, 2001, we designated 2,500,000 shares of our preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of common stock and has a vote equivalent to one share of common stock. See Item 5, "Other Information."

On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("Acquisition Corp.") purchased 492,480 shares (post-split) of our Common Stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc, and Michael Schumacher (the "Sellers") for $350,000.00, pursuant to an agreement dated August 27, 2001 (the "VAOW Stock Purchase Agreement"). Simultaneously, Acquisition Corp. entered into an Escrow Agreement with Sellers and Ann Porath, Esq., as the Escrow Agent, pursuant to which $50,000.00 was escrowed for 60 days as security for the indemnifications given by the Sellers under the VAOW Stock Purchase Agreement. In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures (the "Acquisition Corp. Debentures"), together with underlying shares of Acquisition Corp.'s Common Stock, Par Value $0.01, into which the Acquisition Corp. Debentures may be convertible from time to time (collectively, the "Acquisition Corp. Securities"). Thereafter, as contemplated by the Agreement, and for services rendered, Acquisition Corp. issued 15,000 shares each of the our Common Stock (which it then owned) to Messrs. Porath and Michael Schumacher, and 20,000 shares of our Common Stock to NevWest Securities Corporation.

Prior to the reorganization (the "Reorganization") of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of: 10,000,000 shares of Common Stock, par value $0.01 per share (the "Acquisition Corp. Common Stock"), of which 1,000 shares were issued, outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares). On August 28, 2001, Acquisition Corp. declared a stock dividend of shares of our Common Stock owned by it to Christopher Astrom (277,492 shares) and Braulio Gutierrez (184,994 shares), who, at that time, were the sole shareholders of Acquisition Corp. As a result of this stock dividend, Christopher Astrom became the owner of 277,492 shares of the our Common Stock, and Braulio Gutierrez became the owner of 184,994 shares of our Common Stock, on September 4, 2001, the date they received their stock certificates.

On August 29, 2001, Acquisition Corp. entered into an agreement (the "Encore Stock Purchase Agreement") with Christopher Astrom and Braulio Gutierrez, who were then the sole shareholders of Encore Builders, and with Encore Builders, to purchase Encore Builders common stock. To that end, Acquisition Corp. purchased all of the issued and outstanding Encore Builders shares of common stock from its two stockholders for $1.00 and 900 shares of Encore Builders' common stock from Encore Builders for $470,000 paid by Acquisition Corp.'s payment to Encore Builders of $4,549 in cash and Acquisition Corp.'s delivering to Encore Builders an Acquisition Corp. Demand Note in the amount $465,450. Encore is a general contractor in the business of building multi-family residential apartment units. As of the date of the filing of this Report, Encore's sole business is the construction of the Conquistador Plaza Apartments, 2270 SW 32nd Avenue, Miami, Florida, pursuant to a construction contract with National Residential Properties, Inc., which may be deemed an affiliate of our Company. See Item 5, below.

On August 29, 2001, for $1.00, we purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez). In September 2001, Acquisition Corp. was merged into our company via a "short-form" merger (the "Merger") pursuant to Sections 251 and 253 of the General Corporation Law of Delaware, which permit a corporation of which at least 90% of the shares of each class are owned by a parent company, to be merged into the parent company without shareholder approval. Pursuant to the Merger, and by operation of law, we assumed all of the rights and obligations of Acquisition Corp. Thus, pursuant to the Merger (a) Encore Builders became our wholly-owned subsidiary; (b) all of the issued and outstanding shares of Acquisition Corp.'s common stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 Shares) were surrendered by them to, and were canceled by, us; (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by us were canceled by us; and (d) the Acquisition Corp. Securities were surrendered to us, canceled, and new debentures, identical to the Acquisition Corp. Debentures, together with accompanying conversion rights to shares of the authorized but unissued underlying shares of our Common Stock, were issued by us to the holders of the original Acquisition Corp. Debentures.

RESULTS OF OPERATIONS

The Company had revenues of $594,259 and a gross profit of $65,153 in the three- and six- month periods ended November 30, 2001, but had no revenues or profit in the comparable periods in 2000. The Company's expenses increased from $100,688 for the six months ended November 30, 2000, to $154,077 for the comparable period in 2001, substantially as a result of an increase in administrative expenses, all of which increase was incurred in the three months ended November 30, 2001.

The Company's sole revenue is from its Encore Builders subsidiary's construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, Inc., dated January 30, 2001, for a fixed price of $3,111,289 (the "Project"). The Project has been funded by Conquistador Plaza, Inc., through a mortgage in the principal amount of approximately $4,600,000 provided by First Housing Development Corporation of Florida, Inc. Encore Builders is paid on a construction draw-down basis as it completes its work. The construction contract between Encore Builders and Conquistador Plaza, Inc., provides that the construction of the Project will be completed by October 29, 2001, and it further provides for liquidated damages payable by Encore Builders to Conquistador Plaza, Inc., in the amount of $1,395.50 per day for each day after October 29, 2001, that the Project has not been completed. The project has not been completed as of the date of this report. Conquistador Plaza, Inc., has advised us that it has waived liquidated damages because, in the view of Conquistador Plaza, Inc., and its parent company, National Residential Properties, Inc., the imposition of the liquidated damages provision would in all probability render Encore Builders financially incapable of completing the Project.

The Company's Board of Directors is considering whether the Company should remain in the construction business through its Encore Builders subsidiary. While Encore Builders is operating at a profit, that profit is not sufficient to cover the Company's overall operating expenses. Further, although Encore Builders was able to obtain a performance and payment bond in the amount of $3,111,289 in accordance with the requirements of the construction contract with Conquistador Plaza, Inc., Encore Builders is unable to obtain additional performance and payment bonds without the personal guarantees of persons associated with Encore Builders or the Company. Accordingly, as of the date of this Report, Encore Builders does not have the ability to undertake construction projects other than Conquistador Plaza. Management has not finally determined whether to dispose of its interest in Encore Builders, to remain in the construction business through another company which it would organize or acquire, or to seek other business opportunities. See Item 5, Other Information, with respect to a discussion of the certain relationships among Encore Builders, Inc., Conquistador Plaza, Inc., the Company and National Residential Properties, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total current assets and total assets of $871,955 at November 30, 2001, compared to no current assets on November 30, 2000. The Company had $308 of total assets at November 30, 2000. Of its total current assets at November 30, 2001, $331,949 were accounts receivable from Encore Builders' ongoing construction Project, $115,056 were a loan receivable from the president of Encore Builders and the Company, and $424,950 were debentures receivable.
The Company had current liabilities of $917,430 at November 30, 2001, compared to $575 of current liabilities at November 30, 2000. Of its total current liabilities at November 30, 2001, $805,013 were debentures payable, and the balance of $112,417 were accounts payable, accrued expenses and loans payable.

The Company has financed its ongoing operations substantially from its performance from the construction contract with Conquistador Apartments, Inc. However, while the Company had a gross profit of $65,153 for the three and six month periods ended November 30, 2001, it incurred professional fees and administrative expenses of $154,077 for those periods, so that for the periods ended November 30, 2001, the Company had a net loss of $88,924. For the three- and six- month periods ended November 30, 2001, the Company had net cash used in operating activities of $452,261, of which $331,949 are attributable to accounts receivable which the Company believes are collectible, and $115,056 are attributable to loans receivable which the Company also believes are collectible.

The Company continues to have negative cash flow from its operations, substantially due to ongoing administrative expenses, including office expense, payroll, professional fees, liability insurance, office supplies and other administrative expenses. While a substantial portion of these expenses are paid from the operating income of its Encore Builders subsidiary, even assuming that Encore Builders will continue to perform work on the Project and that Conquistador Plaza, Inc., will continue to receive mortgage financing for the construction of the Project, including payments due to Encore Builders. The Company's revenues and cash flow from Encore Builders will cease upon completion of the Project, anticipated to occur by July 2002. Upon completion of the Project it is not likely that Encore Builders will be able to obtain any material additional construction contracts, in which event the Company's negative cash flow will increase substantially.

The Company has limited capitalization and limited cash, and had no cash at November 30, 2001. The Company's ability to continue as a going concern will depend in part upon its revenues from Encore Builders' work on the Project. However, given the short-term duration of the Project and Encore Builders' inability to engage in material additional construction contracts, until the Company organizes or acquires a business with significant cash flow and revenue from operations, the Company will continue to experience recurring cash shortages. Accordingly, the Company's ability to continue as a going concern will depend upon its entering into one or more additional businesses, although the Company's ability to enter into any such business will in turn be dependent upon its cash resources.

The Company has been substantially dependent upon its cash from sale of its debentures to investors. For the three- and six- month periods ended November 30, 2001, the Company had received $445,050 from the proceeds of the sale of the debentures. From December 1 through the date of this Report, the Company has not received additional proceeds from the sale of the debentures.

Although the holders of the debentures have not funded $424,950 of debentures due to the Company as of the date of this Report, the Company's ability to obtain that funding is, in turn, dependent upon its ability to increase its authorized shares. On December 12, 2001, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission in connection with a vote by its Board of Directors and a majority of shares to increase the Company's authorized shares of common stock from 50,000,000 shares with a par value $0.001 to 500,000,000 with a par value $0.001. The Company has received comments from the Securities and Exchange Commission with respect to its filing on Schedule 14C. Until the Company completes its responses to the Commission's comments, the Company will be unable to file a definitive Information Statement on Schedule 14C and, consequently, unable to increase its authorized shares. Accordingly, the Company is unable to anticipate when it will be able to effect such increase in order to receive additional funding from its debenture holders, which debenture holders require that the Company have sufficient common stock available for issuance upon exercise of debentures issued to them. See Item 5, "Other Information."

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB or in future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, and competitive and regulatory factors could affect the company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statements. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

\PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are involved in legal proceedings incidental to our operations. The Company and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company and its subsidiaries taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On or about August 27, 2001, Acquisition Corp. issued its 8% Series SPA Senior Subordinated Convertible Debentures in the face amount of $1,000,000 (the "Debentures") to Sea Lion Investors, LLC, Equity Planners, LLC, and Myrtle Holdings, LLC. The Debentures were issued pursuant to Regulation D, Rule 504(b)(iii). The Debentures permit the holders thereof to convert all or any amount over $5,000 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 75% of the lowest closing bid price as quoted on the OTC bulletin board, if the shares of Acquisition Corp., or its successors or assigns, are quoted on the OTC bulletin board. Subsequent to the issuance of the Debentures, Acquisition Corp. became what was merged into the Company, and the Company assumed all of the obligations of Acquisition Corp. under the Debentures. The debentures exchanged by the Company for the debentures issued by Acquisition Corp. are convertible into shares of the Company's common stock which are saleable immediately upon conversion into shares of the Company's common stock. As of the date of this Report, the Company has issued approximately 60,000,000 shares upon conversion of debentures.

On November 5, 2001, the Company filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Delaware and, concurrently, issued to Christopher Astrom, a director and officer of the Company, 2,500,000 shares of Series A Preferred Stock in consideration of the par value thereof. Each share of Series A Preferred Stock is convertible into 100 shares of common stock at any time and from time- to-time after issuance. Each share of Series A Preferred Stock has a voting power equivalent to 100 shares of common stock in any matter to come before the shareholders of the Company. The effect of the issuance of the stock to Mr. Astrom was to give him continuing control over the Company, as the voting power of his shares of Series A Preferred Stock would be equivalent to 250,000,000 shares of common stock, assuming that the Company had that number of shares authorized. Accordingly, in any matter to come before shareholders in which the Series A Preferred Stock could be voted with shares of common stock, Mr. Astrom, as holder of the Series A Preferred Stock, would be able to have sufficient shares to control the matter to be voted upon. At the time of closing of the transactions with Encore Builders and Acquisition Corp. Christopher Astrom held 277,492 shares of the Company's common stock and was an officer and director of the Company. Accordingly, Christopher Astrom, together with Mr. Gutierrez, has exercised control over the Company since the end of August 2001, and the issuance of the Series A Preferred Stock to him did not result in a change of control of the Company.

On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings, LLC ("Sroya"), as escrow agent and Sea Lion Investors, LLC, Equity Planners, LLC, and Myrtle Holdings, LLC, the purpose of which was to amend and supplement the subscription agreement pursuant to which Acquisition Corp.'s Debentures were issued through those investors and subsequently assumed by the Company. Pursuant to the Escrow Agreement, the Company agreed to deposit 100,000,000 shares of its common stock (the "Escrow Shares") with Sroya to ensure the timely deliver of the Company common stock upon the exercise of the conversion privileges by the Debenture Holders under the Debentures issued on August 27, 2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Sroya considered a stockholder of the Company by virtue of holding the Escrow Shares. However, for purposes of determining the number of shares of the Company's common stock that are issued and outstanding, the Escrow Shares, when issued and delivered to Sroya, are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D, Rule 540(b)(iii) and
Section 3(a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations of Acquisition Corp. under the Debentures, including the obligation to repay the principal and interest and the obligation to convert the Debentures on demand into shares of common stock. The issuance of the Escrow Shares to the Debenture Holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse effect on the Company's common stock and cause its market price to decline substantially. The Company has not issued any Escrow shares to Sroya and will not do so until it can increase its authorized common stock. See Item 5, "Other Information."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

Richard Astrom, a director of the Company is the father of Christopher Astrom, who is a principal shareholder, officer and director of the Company. Braulio Gutierrez is the President of the Company and Encore Builders, the wholly-owned subsidiary of the Company. Encore Builders is building the Project, an apartment building known as

Conquistador Plaza for National Residential Properties, Inc., of which Richard and Christopher Astrom are shareholders and the sole officers and directors. The Project is owned by a single entity corporation, Conquistador Plaza, Inc., a Florida corporation. As a HUD requirement, Mr. Gutierrez owns one percent (1%) of the common stock of Conquistador Plaza, Inc., because he is the contractor for the Project and National Residential Properties, Inc., owns ninety-nine percent (99%) of the common stock of Conquistador Plaza, Inc.

On September 26, 2001, National Residential Properties, Inc., announced that it had signed an agreement to sell its Granada Grand Project to the Company for $3,625,000, of which $3,125,000 would have been payable in common stock of the Company, subject to market price protection for variations in the Company's stock price. The purchase and sale was anticipated to occur before November 15, 2001. Subsequent to the announcement of the proposed acquisition, the Company determined that its subsidiary, Encore Builders, would not be able to obtain a construction performance bond, and accordingly the Company and National Residential Properties, Inc., determined not to proceed with the purchase and sale of the Granada Grand property. National Residential Properties, Inc., subsequently entered into an agreement to sell the Granada Grand property, to an unrelated third party, although the sale is subject to financing which has not been obtained as of the date of this Report.

The Company's assumption of the Debentures and the concomitant obligation of the Company to issue shares of its common stock to the Debenture holders has resulted in the issuance of significant numbers of shares of the Company's common stock to such Debenture Holders as they convert portions of the Debentures into common stock of the Company. The Common stock issued to them upon conversion is saleable, and is generally sold through the public markets immediately upon conversion. As a consequence of the number of shares of common stock being sold, and the frequency with which such shares are sold, the bid price of the Company's common stock on the OTC bulletin board has declined substantially, and may be anticipated to continue to decline substantially in the future until such time as the full amount of the Debentures is paid for and the Debenture Holders exercise their conversion privilege, which the Company believes is highly probable. The Company cannot now anticipate the number of shares into which the Debentures will be convertible, as that number depends on the market price of the Company's common stock prevailing from time-to-time as Debentures are converted into common stock.

The Company has authorized 50,000,000 of common stock, but has issued and outstanding 61,110,595 shares, substantially as a consequence of the conversion of the Debentures. The Company intends to implement substantial controls to ensure that the Debenture conversion process will not in the future result in the issuance of shares beyond those authorized by the Company. The impact upon the Company of the issuance of shares in excess of its authorized capital is not now known. However, the Company does not believe that the value of the excess shares is material, given the current per-share value of the Company's common stock as traded on the OTC bulletin board. The Company's ability to meet its conversion obligations under the Debentures, its escrow deposit obligations under the escrow agreement, and its conversion obligations to the holder of the Series A Preferred Stock is dependent on the Company's increasing its authorized shares, which cannot occur until the Company is able to file a definitive Information Statement on Schedule 14C. See Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS

              2.3 Certificate of Designation of Series A Preferred Stock filed November 5, 2001.

              4.1 8% Series SPA Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003.

              10.2    Construction Contract dated January 30, 2001.

              10.3 Assignment and Assumption Agreement between VAOW Acquisition Corporation and Vacation Ownership Marketing, Inc., dated September 19, 2001.

              10.4 Escrow Agreement dated December 13, 2001, among Vacation Ownership Marketing, Inc., Equity Planners LLC, Sea Lion Investors LLC, and Myrtle Holdings LLC, and Sroya Holdings Company, Inc.

         B.  REPORTS ON FORM 8-K

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

              (iv) Form 8-K/A filed November 13, 2001, with respect to the financial statements of Encore Builders, Inc., and pro forma information of the Registrant

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       VACATION OWNERSHIP
                                       MARKETING, INC.
                                           (Registrant)



Dated: January 18, 2002                By: /s/ Braulio Gutierrez
                                           -------------------------------------
                                               Braulio Gutierrez, President