Form 10QSB
period 2002-02-28
VACATION OWNERSHIP MARKETING INC
filed 2002-04-16
CIK 61500

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002


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

                  Yes [ ]          No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

As of April 15, 2002, 61,110,595 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

                       VACATION OWNERSHIP MARKETING, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         February 28, 2002 (unaudited) and May 31, 2001 (audited)..............3

         Statements of Operations For the Nine Months and
         Three Months Ended February 28, 2002 and 2001 (unaudited).............4

         Statements of Cash Flows For the Nine
         Months Ended February 28, 2002 and 2001 (unaudited)...................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's  Discussion and Analysis or Plan of Operation...........12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     VACATION OWNERSHIP MARKETING, INC.
                              AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         February 28,             May 31,
                                                                                             2002                   2001
                                                                                          (Unaudited)            (Audited)
                                                                                          -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                              $        --           $       253
   Officers' loans receivable                                                                 136,561                    --
   Loan receivable                                                                              7,511                    --
                                                                                          -----------           -----------

TOTAL ASSETS                                                                              $   144,072           $       253
                                                                                          ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                                                          $    22,820           $        --
   Accounts payable and accrued expenses                                                       80,648                 5,929
   Debentures payable                                                                         380,063                    --
                                                                                          -----------           -----------

          TOTAL CURRENT LIABILITIES                                                           483,531                 5,929
                                                                                          -----------           -----------
STOCKHOLDERS'  (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 and 1,000,000 shares authorized,
    2,500,000 and 0 shares issued and
    outstanding at February 28, 2002 and 2001                                                   2,500                    --
   Common stock, $.001 par value, 50,000,000 and 15,000,000
   (pre-split and 750,000 post split), and 61,110,595 and
     15,000,000 (pre split and 750,000 post split) issued and
     outstanding at                                                                            61,111                 1,500
   Additional paid-in capital                                                               2,170,939             2,175,426
   Accumulated deficit                                                                     (2,574,009)           (2,182,602)
                                                                                          -----------           -----------

          TOTAL STOCKHOLDERS' (DEFICIT)                                                      (339,459)               (5,676)
                                                                                          -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 (DEFICIT)                                                                                $   144,072           $       253
                                                                                          ===========           ===========



    The accompanying notes are an integral part of the financial statements.

               VACATION OWNERSHIP MARKETING, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2002
                             AND FEBRUARY 28, 2001


                                                       Nine Months Ended                             Three Months Ended
                                              -----------------------------------           -----------------------------------
                                              February 28,           February 28,           February 28,           February 28,
                                                  2002                   2001                   2002                   2001
                                              ------------           ------------           ------------           ------------
REVENUE                                       $    987,201           $         --           $    392,942           $         --
COST OF REVENUE                                    868,072                     --                338,966                     --
                                              ------------           ------------           ------------           ------------

GROSS PROFIT                                       119,129                     --                 53,976                     --

EXPENSES
   Organization expenses                           300,924                     --                     --                     --
   Professional fees                               112,290                100,811                 20,813                  9,606
   Accounting and audit fees                         6,977                  8,678                     --                    450
   Stock transfer fees                                 852                  3,937                     --                  3,062
   Administrative and Other                         89,493                    407                 34,722                     27
                                              ------------           ------------           ------------           ------------
          TOTAL EXPENSES                           510,536                113,833                 55,535                (13,145)
                                              ------------           ------------           ------------           ------------

NET LOSS PER SHARE BASIC AND DILUTED          $   (391,407)          $   (113,833)          $     (1,559)          $     13,145
                                              ============           ============           ============           ============

LOSS PER SHARE                                $     (0.014)          $      (0.01)          $         --           $         --
                                              ============           ============           ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                     27,697,013             15,000,000             47,810,545             15,000,000
                                              ============           ============           ============           ============



   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001


                                                            February 28,        February 28,
                                                               2002                2001
                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(391,407)          $(113,833)
     Stock for services                                             --               9,438

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES:
     Decrease in prepaid expenses                                   --              91,205
     Increase in accounts payable                               74,719               3,443
     (Increase) in officers' loans receivable                 (136,561)                 --
     (Increase) in loans receivable                             (7,511)                 --
                                                             ---------           ---------

          NET CASH USED IN OPERATING ACTIVITIES               (460,760)             (9,747)
                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loan - net                                   15,457                  --
     Proceeds from debentures                                  445,050                  --
                                                             ---------           ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES            460,507                  --
                                                             ---------           ---------

(DECREASE) IN CASH                                                (253)             (9,747)

CASH - BEGINNING OF PERIOD                                         253              10,000
                                                             ---------           ---------

 CASH - END OF PERIOD                                        $      --           $     253
                                                             =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:

     Proceeds from debentures                                $ 445,050           $      --
     Less: Conversions to common stock                         (64,987)                 --
                                                             ---------           ---------

     Net proceeds of debenture                               $ 380,063           $      --
                                                             =========           =========

     Stock issued for services                               $      --           $   9,438
                                                             =========           =========




   The accompanying notes are an integral part of these financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

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

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2002 AND 2001



NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

          On March 20, 2002, the President of Encore and another officer of Encore resigned from VAOM. With their resignations, the stock issued to them is anticipated to be returned, and those shares will be cancelled.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2002 AND 2001



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          SEGMENTS OF BUSINESS

          VAOM has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. On August 27, 2001, VAOM had established a new business segment. VAOM is actively in search of a replacement subsidiary specializing in the areas that Encore had previously provided for VAOM.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2002 AND 2001



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                              February 28,       May 31,
                                                 2002             2001
                                              (Unaudited)       (Audited)
                                              -----------      -----------

          Net loss                            $  (391,407)     $  (115,535)

          Weighted-average common shares
           Outstanding (Basic)                 27,697,013       15,000,000


          Weighted-average common stock
           Equivalents:
            Stock options                              --               --
            Warrants                                   --               --

          Weighted-average common shares
           Outstanding (Diluted)               27,697,013       15,000,000

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2002 AND 2001



NOTE 3 -  GOING CONCERN

          As shown in the accompanying financial statements, VAOM incurred net losses for the nine months ended February 28, 2002 and 2001.

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of VAOM as a going concern. However, VAOM has sustained large operating losses since inception. This fact raises substantial doubt about VAOM's ability to continue as a going concern.

          In view of these matters, continuing as a going concern is dependent upon VAOM's ability to meet its financing requirements, raise additional capital, and the success of its future operations and securing a future business combination. Management believes that actions planned and presently being taken to revise VAOM's operating and financial requirements provide the opportunity for VAOM to continue as a going concern.

NOTE 4 -  LITIGATION

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

NOTE 5 -  RECLASSIFICATION

          Certain amounts in these condensed consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 6 -  CONTINGENCY/UNCERTAINTY

          The Company in the quarter ended February 28, 2002, issued common stock above their authorized limit. The impact of this over issuance is unknown at this time.

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

Effective August 23, 2001, a 1:20 reverse stock split of our common stock, par value $.001, became effective. Pre-split, there were 15,000,000 shares of Common Stock issue and outstanding; post- split, there were 750,000 shares of Common Stock issued and outstanding. In addition, effective August 23, 2001, we amended our Certificate of Incorporation to increase the number of shares of Common Stock authorized from 15,000,000 to 50,000,000 and increased the number of shares of Preferred Stock authorized from 1,000,000 to 10,000,000. On November 5, 2001, we designated 2,500,000 shares of our preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of common stock and has a vote equivalent to one share of common stock. See Item 5, "Other Information."

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

On August 29, 2001, Acquisition Corp. entered into an agreement (the "Encore Stock Purchase Agreement") with Christopher Astrom and Braulio Gutierrez, who were then the sole shareholders of Encore Builders, and with Encore Builders, to purchase Encore Builders common stock. To that end, Acquisition Corp. purchased all of the issued and outstanding Encore Builders' shares of common stock from its two stockholders for $1.00 and 900 shares of Encore Builders' common stock from Encore Builders for $470,000 paid by Acquisition Corp.'s payment to Encore Builders of $4,549 in cash and Acquisition Corp.'s delivering to Encore Builders an Acquisition Corp. Demand Note in the amount $465,450. Encore is a general contractor in the business of building multi-family residential apartment units.

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

On March 20, 2002, our then President, Braulio Gutierrez, resigned and was replaced as president by Christopher Astrom, a principal shareholder and a director of our Company. Subsequently, the Company assigned its shares of Encore Builders to Mr. Gutierrez, Mr. Gutierrez returned to the Company his shares of the Company's common stock, and Mr. Gutierrez assumed control of Encore Builders. See "Results of Operations," below.

RESULTS OF OPERATIONS

The Company had revenues of $987,201 and a gross profit of $119,129 in the three- and nine- month periods ended February 28, 2002, compared to revenues of $392,942 and a gross profit of $53,966 in the comparable periods in 2001. The Company's total expenses increased from $113,833 for the nine months ended February 28, 2002, to $510,536 for the comparable period in 2002, substantially as a result of organizational expenses of $300,924 and administrative expenses of $89,493.

The Company's sole revenue for the three- and nine- month periods ended February 28, 2002, was from its Encore Builders subsidiary's construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, Inc., dated January 30, 2001, for a fixed price of $3,111,289 (the "Project"). The Project was funded by Conquistador Plaza, Inc., through a mortgage in the principal amount of approximately $4,600,000 provided by First Housing Development Corporation of Florida, Inc. Encore Builders was paid on a construction draw-down basis as it completed its work. The construction contract between Encore Builders and Conquistador Plaza, Inc., provided that the construction of the Project would be completed by October 29, 2001, and it further provided for liquidated damages payable by Encore Builders to Conquistador Plaza, Inc., in the amount of $1,395.50 per day for each day after October 29, 2001, that the Project was not completed. The Project has not been completed. Conquistador Plaza, Inc., initially determined that it would be best served by waiving liquidated damages because, in the view of Conquistador Plaza, Inc., and its parent company, National Residential Properties, Inc., an affiliate of the Company, the imposition of the liquidated damages provision would in all probability have rendered Encore Builders financially incapable of completing the Project. (See Item 5 for a discussion of the relationship between the Company and National Residential Properties, Inc.)

On March 20, 2002, Braulio Gutierrez, who was then President and a Director of the Company, and Mr. Gutierrez's sister, Patricia Gutierrez, who was then Treasurer and a Director of the Company, resigned as officers and directors of the Company. Subsequently the Company assigned to Mr. Gutierrez the Company's stock of Encore Builders, Mr. Gutierrez assigned to the Company his shares of the Company's common stock, and Conquistador Plaza, Inc., declared Encore Builders, Inc., in default of its construction contract. On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, Inc., in the amount of $504,000, and Conquistador Plaza, Inc., asserted its claim against Encore Builders, Inc., for liquidated damages.

Without its Encore Builders subsidiary, the Company has had no operating business since on or about March 20, 2002. The Company's Board of Directors and management intend to explore other business opportunities for the Company. There can be no assurance, of course, that the Company will be able to find a suitable business opportunity. As of the date of this Report, the Company has not had material discussions with respect to any business opportunity.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total current assets of $136,561 at February 28, 2002, compared to $253 of current assets on May 31, 2001. Of its total current assets at February 28, 2002, $136,561 were a loan receivable from Mr. Gutierrez, the president of Encore Builders and the Company. The Company had current liabilities of $483,531 at February 28, 2002, compared to $5,928 of current liabilities at May 31, 2001. Of its total current liabilities at February 28, 2002, $380,063 were debentures payable and the balance of $103,468 were accounts payable, accrued expenses and loans payable.

The Company had no cash at February 28, 2002. Having terminated its interest in Encore Builders, Inc., the Company's ability to continue as a going concern will depend upon its entering into one or more new businesses, although the Company's ability to enter into any such business will in turn be dependent upon its cash resources. The Company has been substantially dependent upon its cash proceeds from the sale of its debentures to investors. For the nine months ended February 28, 2002, the Company received $445,050 from the proceeds of the sale of the debentures. From December 1 through the date of this Report, the Company has not received additional proceeds from the sale of debentures.

Although the holders of the debentures have not funded $424,950 of debentures issued by the Company as of the date of this Report, the Company's ability to obtain that funding is, in turn, dependent in part upon its ability to increase its authorized shares. The Company believes that Nevada law requires shareholder approval to increase the Company's authorized common stock. On December 12, 2001, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission in connection with a vote by its Board of Directors and a majority of shares to increase the Company's authorized shares of common stock from 50,000,000 shares with a par value $0.001 to 500,000,000 with a par value $0.001. The Company has received comments from the Securities and Exchange Commission with respect to its filing on Schedule 14C and has filed responses. The Commission has advised the Company that it will not review the Company's responses until the Company has resolved matters related to the issuance of approximately 11,110,000 shares of common stock in excess of the Company's authorized common shares. Until the Company resolves the matters related to its over-issuance of common stock and the Commission accepts the Company's responses to the Commission's Schedule 14C comments, the Company will be unable to file a definitive Information Statement on Schedule 14C and, consequently, unable to increase its authorized shares. Accordingly, the Company is unable to anticipate when it will be able to effect such increase in order to receive additional funding from its debenture holders, which debenture holders require that the Company have sufficient common stock available for issuance upon exercise of debentures issued to them. See Item 5, "Other Information."

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in legal proceedings incidental to our operations. The Company is not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of the Company. As Encore Builders, Inc., was a wholly-owned subsidiary of the Company during the time that Encore Builders, Inc., was engaged as the construction contractor for the Conquistador Plaza Apartments Project, there can be no assurance that the Company will not become involved in disputes among the parties to that construction contract and the bonding company, nor that it will not suffer material adverse financial consequences as a result of those disputes.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On or about August 27, 2001, Acquisition Corp. issued its 8% Series SPA Senior Subordinated Convertible Debentures in the face amount of $1,000,000 (the "Debentures") to Sea Lion Investors, LLC, Equity Planners, LLC, and Myrtle Holdings, LLC. The Debentures were issued pursuant to Regulation D, Rule 504(b)(iii). The Debentures permit the holders thereof to convert all or any amount over $5,000 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 75% of the lowest closing bid price as quoted on the OTC Bulletin Board, if the shares of Acquisition Corp., or its successors or assigns, are quoted on the OTC Bulletin Board. Subsequent to the issuance of the Debentures, Acquisition Corp. was merged into the Company and the Company assumed all of the obligations of Acquisition Corp. under the Debentures. The debentures exchanged by the Company for the Debentures issued by Acquisition Corp. are convertible into shares of the Company's common stock which are saleable immediately upon conversion into shares of the Company's common stock. As of the date of this Report, the Company has issued approximately 60,000,000 shares upon conversion of debentures.

On November 5, 2001, the Company filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Delaware and, concurrently, issued to Christopher Astrom, a director and officer of the Company, 2,500,000 shares of Series A Preferred Stock in consideration of the par value thereof. Each share of Series A Preferred Stock is convertible into 100 shares of common stock at any time and from time-to-time after issuance. Each share of Series A Preferred Stock has a voting power equivalent to 100 shares of common stock in any matter to come before the shareholders of the Company. The effect of the issuance of the stock to Mr. Astrom was to give him continuing control over the Company, as the voting power of his shares of Series A Preferred Stock would be equivalent to 250,000,000 shares of common stock, assuming that the Company had that number of shares authorized. Accordingly, in any matter to come before shareholders in which the Series A Preferred Stock could be voted with shares of common stock, Mr. Astrom, as holder of the Series A Preferred Stock, would be able to have sufficient shares to control the matter to be voted upon. At the time of closing of the transactions with Encore Builders and Acquisition Corp. Christopher Astrom held 277,492 shares of the Company's common stock and was an officer and director of the Company. Accordingly, Christopher Astrom has exercised control over the Company since the end of August 2001, and the issuance of the Series A Preferred Stock to him did not result in a change of control of the Company.

On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings, LLC ("Sroya"), as escrow agent and Sea Lion Investors, LLC, Equity Planners, LLC, and Myrtle Holdings, LLC, the purpose of which was to amend and supplement the subscription agreement pursuant to which Acquisition Corp.'s Debentures were issued through those investors and subsequently assumed by the Company. Pursuant to the Escrow Agreement, the Company agreed to deposit 100,000,000 shares of its common stock (the "Escrow Shares") with Sroya to ensure the timely deliver of the Company common stock upon the exercise of the conversion privileges by the Debenture Holders under the Debentures issued on August 27, 2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Sroya considered a stockholder of the Company by virtue of holding the Escrow Shares. However, for purposes of determining the number of shares of the Company's common stock that are issued and outstanding, the Escrow Shares, when issued and delivered to Sroya, are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D, Rule 540(b)(iii), and
Section 3(a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations of Acquisition Corp. under the Debentures, including the obligation to repay the principal and interest and the obligation to convert the Debentures on demand into shares of common stock. The issuance of the Escrow Shares to the Debenture Holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse effect on the Company's common stock and cause its market price to decline substantially. See Item 5, "Other Information."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  See the discussion in Part I, Item 2, and Part II, Item 5, of the Company's inability to provide common stock to its Debenture Holders upon conversion of their Debentures, which items are incorporated in this Item 3 by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

Christopher Astrom, who is a principal shareholder, the President and a director of the Company, is the son of Richard Astrom, an officer and director of the Company.

The Company's assumption of the Debentures described in Item 2 of this report and the concomitant obligation of the Company to issue shares of its common stock to the Debenture Holders has resulted in the issuance of significant numbers of shares of the Company's common stock to such Debenture Holders as they convert portions of the Debentures into common stock of the Company. The common stock issued to them upon conversion is saleable, and is generally sold through the public markets immediately upon conversion. As a consequence of the number of shares of common stock being sold, and the frequency with which such shares are sold, the bid price of the Company's common stock on the OTC Bulletin Board has declined substantially, and may be anticipated to continue to decline substantially in the future until such time as the full amount of the Debentures is paid for and the Debenture Holders fully exercise their conversion privilege, which the Company believes is highly probable if and when the Company is able to increase its authorized shares of common stock. The Company cannot now anticipate the number of common shares into which the Debentures will be convertible, as that number depends on the market price of the Company's common stock prevailing from time-to-time as Debentures are converted into common stock.

The Company has authorized 50,000,000 of common stock, but has issued and outstanding 61,110,595 shares, substantially as a consequence of the conversion of the Debentures. The Company intends to implement substantial controls to ensure that the Debenture conversion process will not in the future result in the issuance of shares beyond those authorized by the Company. The impact upon the Company of the issuance of shares in excess of its authorized capital is not now known. However, the Company does not believe that the value of the excess shares is material given the current per-share value of the Company's common stock as traded on the OTC Bulletin Board. The Company's ability to meet its conversion obligations under the Debentures, its escrow deposit obligations under the escrow agreement and its conversion obligations to the holder of the Series A Preferred Stock, is dependent on the Company's increasing its authorized shares, which cannot occur until the Company is able to file a definitive Information Statement on Schedule 14C. See Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

On March 20, 2002, Braulio Gutierrez and his sister, Patricia Gutierrez, resigned as officers and directors of the Company. Subsequently, the Company returned to Mr. Gutierrez shares of common stock of Encore Builders, Inc., which, until the date of that return, was a subsidiary of the Company and the Company's sole operating business. Concurrently with the return to Mr. Gutierrez of the Encore Builders, Inc., common stock, Mr. Gutierrez returned to the Company his 250,000 shares of common stock of the Company. The Company's affiliate, Conquistador Plaza, Inc., has made a claim against Encore Builders, Inc., for liquidated damages of $1,395.50 per day commencing October 30, 2001. Further, Conquistador Plaza, Inc., has declared Encore Builders, Inc., in default of its construction agreement with Conquistador Plaza, Inc. On April 1, 2002, Encore Builders, Inc., filed a mechanic's lien in the amount of $504,000 against the real property of Conquistador Plaza, Inc. Conquistador Plaza, Inc., has demanded that its bonding company complete the Conquistador Plaza Apartments construction contract in accordance with the terms of its bond. As the Company has assigned its common stock in Encore Builders, Inc., to Braulio Gutierrez, the Company does not believe that it will be a party to these matters, nor that it will suffer any adverse financial consequence as a result of the disputes among the parties to the construction contract.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS

             None.

        B. REPORTS ON FORM 8-K

             None.

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

                                       VACATION OWNERSHIP
                                       MARKETING, INC.
                                          (Registrant)


Dated: April 15, 2002                  By: /s/ Christopher Astrom
                                           -------------------------------------
                                               Christopher Astrom, President