Form 10KSB
period 2002-05-31
VACATION OWNERSHIP MARKETING INC
filed 2002-10-04
CIK 61500

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------



                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

                          Commission File Number 0-9879

                                   -----------



                       VACATION OWNERSHIP MARKETING, INC.
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                          13-2648442
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                  6915 RED ROAD
                                   SUITE #222
                           Coral Gables, Florida 33143
                                 (305) 666-6565
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                                   -----------


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock $.001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for its most recent fiscal year:  $0

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 12, 2002 was $39,711.26 (based on the last reported sale price of $.001 per share on September 12, 2002).

         The number of shares of the registrant's common stock outstanding as of September 12, 2002 was 61,110,595.

--------------------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                         2002 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I...............................................................................................3
  Restatement Information............................................................................3
  ITEM 1.  Business..................................................................................4
  RISK FACTORS.......................................................................................8
  ITEM 2.  Properties...............................................................................10
  ITEM 3.  Legal Proceedings........................................................................10
  ITEM 4.  Submission of Matters to a Vote of Security Holders......................................11
PART II.............................................................................................12
  ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................12
  ITEM 6.  Management's Discussion and Analysis or Plan of Operation................................13
  ITEM 7.  Financial Statements.....................................................................20
  ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....33
PART III............................................................................................34
  ITEM 9.  Directors and Executive Officers of the Registrant Board of Directors....................34
  ITEM 10. Executive Compensation...................................................................35
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management...........................35
  ITEM 12. Certain Relationships and Related Transactions...........................................36
  ITEM 13. Exhibits and Reports on Form 8-K.........................................................38
  ITEM 14. Controls and Procedures..................................................................38
SIGNATURES..........................................................................................39
CERTIFICATION.......................................................................................39

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I
Restatement Information

         The Company, in consultation with its independent accountants, expects to restate its unaudited consolidated financial statements for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. The Company's restatements of its unaudited consolidated financial statements for these quarters will contain adjustments that fall into four categories. The first category of adjustments arise from the recognition of $404,192 of expenses associated with the merger and recapitalization in its proper period. The Company plans to adjust its first quarter balance sheet to reflect the merger and recapitalization.

         The second category of adjustments utilizes the completed contract method for Encore Builders, Inc. which at the time was the Company's wholly-owned subsidiary. This policy recognizes income only when the contract is completed, or substantially so. These adjustments occurred in the second quarter ended November 30, 2001 and the third quarter ended February 28, 2002.

         The third category of adjustments pertains to the VAOM Debentures. In the second quarter ended November 30, 2001, the Company plans to report amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized. In the third quarter ended February 28, 2002, the Company additionally plans to report $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest.

         The fourth category of adjustments involves the Company reclassifying certain amounts in permanent stockholder equity (deficit) to temporary equity. The impact of this change is that approximately $123,000 previously credited in permanent stockholder equity (deficit) and paid in capital was moved to a temporary account. These amounts will remain in temporary equity until the resolution of certain legal matters more fully described in "RISK FACTORS - Risks Related to Legal Uncertainties".

         The Company expects to file quarterly reports on Form 10-QSB/A for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. The following is a summary of the cumulative effect of the restatement of the Company's net loss for these quarters.

                                                    As previously
                                                      reported      As restated
                                                      --------      -----------

Net loss for quarter ended August 31, 2001........   $(56,911)      $(461,103)
Net loss for quarter ended November 30, 2001......   $(32,013)      $(178,700)
Net loss for quarter ended February 28, 2002......   $(1,559)       $ (64,146)


         The amended quarterly reports expected to be filed will include additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above. This information will be set forth in the Notes to Consolidated Financial Statements.

ITEM 1.  Business

Overview

         From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, as more fully described below, the Company acquired Encore Builders, Inc. ("Encore Builders"), a construction company, through what was then a subsidiary of the Company. As described more fully below, beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. The Company is now essentially a shell corporation.

         Effective August 23, 2001, a 1:20 reverse stock split of the Company's common stock ("VAOM Common Stock"), became effective. Pre-split, there were 15 million shares of VAOM Common Stock issued and outstanding; post-split, there were 750,000 shares of VAOM Common Stock issued and outstanding. In addition, effective August 23, 2001, the Company amended its Certificate of Incorporation to increase the number of authorized shares of VAOM Common Stock from 15 million to 50 million and increased the number of authorized shares of the Company's preferred stock, par value $.001 from 1 million to 10 million.

         On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("Acquisition Corp.") purchased 492,480 shares (post-split) of VAOM Common Stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc., and Michael Schumacher (the "Sellers") for $350,000, pursuant to an agreement dated August 27, 2001. At the time, the Sellers were significant holders of the Company's capital stock and Peter Porath was one of the Company's directors. Simultaneously, Acquisition Corp. entered into an escrow agreement with the Sellers and Ann Porath, Esq., as the escrow agent, pursuant to which $50,000 was escrowed for 60 days as security for the indemnifications given by the Sellers under the agreement. In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures (the "Acquisition Corp. Debentures"), which were convertible into shares of Acquisition Corp.'s common stock ("Acquisition Corp. Common Stock"). The Acquisition Corp. Debentures were offered pursuant to an exemption from Section 5 of the Securities Act of 1933, as amended (the "Securities Act"). See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model." Thereafter, as contemplated by the agreement and for services rendered, Acquisition Corp. issued 15,000 shares each of VAOM Common Stock (which it then owned) to Messrs. Porath and Michael Schumacher, and subsequently the Company issued 20,000 shares of VAOM Common Stock to NevWest Securities Corporation.

         Prior to the reorganization of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of 10 million shares of Acquisition Corp. Common Stock authorized, of which 1,000 shares were issued and outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares). On August 28, 2001, Acquisition Corp. declared a stock dividend of shares of VAOM Common Stock owned by it to Christopher Astrom (277,492 shares) and Braulio Gutierrez (184,994 shares), who, at that time, were the sole stockholders of Acquisition Corp. As a result of this stock dividend, Christopher Astrom became the owner of 277,492 shares of the VAOM Common Stock, and Braulio Gutierrez became the owner of 184,994 shares of the VAOM Common Stock, on September 4, 2001, the date they received their stock certificates.

         On August 29, 2001, Acquisition Corp. entered into a stock purchase agreement with Encore Builders and with Christopher Astrom and Braulio Gutierrez, who were then the sole stockholders of Encore Builders, to purchase the common stock of Encore Builders ("Encore Builders Common Stock"). Encore was at the time a general contractor in the business of building multi-family residential apartment units. Acquisition Corp. purchased all of the issued and outstanding Encore Builders Common Stock from its two stockholders for $1 and 900 shares of Encore Builders Common Stock from Encore Builders for $470,000. Of the $470,000, approximately $4,550 was paid in cash and $465,450 was paid in the form of an Acquisition Corp. Demand Note.

         On August 29, 2001, the Company purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez) for $1. Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and

253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the shares of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to the merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Thus, pursuant to the merger (a) Encore Builders became the Company's wholly-owned subsidiary, (b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 shares) were surrendered by them to, and were canceled by the Company, (c) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by the Company were canceled, and (d) the Acquisition Corp. Debentures were surrendered, canceled, and new debentures (the "VAOM Debentures"), identical to the Acquisition Corp. Debentures, together with accompanying conversion rights into authorized but unissued shares of VAOM Common Stock, were issued by the Company to the holders of the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were issued, exchanged into VAOM Debentures and converted pursuant to exemptions from Section 5 of the Securities Act. The ability to rely on these exemptions has since been called into question. See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model." On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("Sroya Holdings") as escrow agent entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of VAOM Common Stock with Sroya Holdings for conversion of the VAOM Debentures.

         On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of Series A Preferred Stock is, by its terms, convertible into one hundred
(100) shares of VAOM Common Stock and has a vote equivalent to one share of VAOM Common Stock. However, as explained more fully in "RISK FACTORS - Risks Related to Legal Uncertainties," because the Company has issued shares of VAOM Common Stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into VAOM Common Stock.

         Encore Builders, the Company's former wholly-owned subsidiary, was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, Inc. dated January 30, 2001, for a fixed price of $3,111,289 (the "Project"). The Project was funded by Conquistador Plaza through a mortgage in the principal amount of approximately $4.6 million provided by First Housing Development Corporation of Florida, Inc. Encore Builders was paid on a construction draw-down basis as it completed its work. The construction contract between Encore Builders and Conquistador Plaza provided that the construction of the Project would be completed by October 29, 2001, and it further provided for liquidated damages payable by Encore Builders to Conquistador Plaza in the amount of $1,395.50 per day for each day after October 29, 2001, in the event the Project was not completed in a timely fashion.

         The Project was not completed. Conquistador Plaza and its parent company, National Residential Properties, Inc., an affiliate of the Company, initially determined that it would be best served by waiving liquidated damages. However, on March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company, Braulio Gutierrez assigned to the Company his shares of VAOM Common Stock, and Conquistador Plaza declared Encore Builders in default of its construction contract. On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza in the amount of $504,000, and Conquistador Plaza asserted its claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation. Christopher Astrom, a principal stockholder and director of the Company, replaced Braulio Gutierrez as President of the Company.

         Without Encore Builders as its subsidiary, the Company has had no operating business since on or about March 20, 2002 and the Company is essentially a shell corporation. The Company intends to explore other business opportunities. There can be no assurance that the Company will be able to find any suitable business opportunity. Suitable business opportunities may include those presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

         The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Going Concern

         The Company has incurred recurring operating losses and does not have any revenue generating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If at any time the Company determines that it does not have sufficient cash in order to execute the foregoing strategy, then the Company intends to endeavor to obtain additional equity or other funding, if it is able do so. However, there can be no assurance that the Company will be able to raise additional funding necessary to operate. See "RISK FACTORS" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

The Market

         The Company is no longer involved in the construction industry and, therefore, the construction market is not applicable to the Company. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The market for entering into business opportunities presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act may be difficult in light of increased government regulation of public companies, including the recently enacted Sarbanes-Oxley Act of 2002. See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model"

The Competition

         The Company does not have competition at this time as the Company has had no operating business since on or about March 20, 2002.

Legal Uncertainties

         The Company faces significant legal uncertainties, as more fully described in "RISK FACTORS - Risks Related to Legal Uncertainties."

Employees

         Other than Christopher Astrom, who is the Chief Executive Officer and Chief Financial Officer of the Company, and Richard Astrom, who is the Secretary of the Company, the Company has no employees and does not anticipate hiring any employees in the near future. Christopher Astrom received compensation for his employment in the form of 2.5 million shares of the Company's Series A Preferred Stock. Richard Astrom did not receive compensation for his employment.

                                  RISK FACTORS

         IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

Risks Related to the Company's Financial Condition and Business Model

The Company's Liquidity is Limited and It May Not Be Able to Obtain Sufficient Funds to Fund Its Business

         The Company's cash is currently very limited and may not be sufficient to fund future operations. These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company. If the Company is unable to raise additional capital, any future operations could be impeded. If the Company obtains additional funding, the issuance of additional capital stock may be dilutive to the Company's stockholders. The Company will likely have substantial difficulty raising additional capital unless and until it comes into compliance with Delaware state law and Section 5 of the Securities Act.

The Company Has Received a Going Concern Opinion from Its Auditors

         The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report dated September 6, 2002, that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

The Company Currently Has No Operations

         The Company has had no operations since the resignation on March 20, 2002 of the Company's President, Braulio Gutierrez, the subsequent assignment of the Company's Encore Builders Common Stock to Braulio Gutierrez, and the spin-off of Encore Builders, the Company's former wholly-owned subsidiary.

It May Be Difficult to Consummate a Merger or Acquisition With a Private Entity

         Upon the resolution of certain legal uncertainties described below, the Company expects its purpose will include locating and consummating a merger or acquisition with a private entity. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

Risks Related to Legal Uncertainties

The Company May Have Violated Delaware State Law

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of September 12, 2002, the Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized. Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be void or voidable. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, then the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount.

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not complying attaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged.

The Company May Face Litigation for Issuing Securities in Violation of Section 5 of the Securities Act.

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of VAOM Common Stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. Reliance on these exemptions was subsequently challenged by the SEC. As such, it is probable the Company has violated that provision. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of VAOM Common Stock received upon conversion of the VAOM Debentures are barred by this statute of limitations, the Company can reclassify certain amounts from temporary equity to permanent stockholder equity. While one year has passed from the initial placement of the VAOM Debentures, many of the VAOM Debentures were converted in the second fiscal quarter of 2002. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

The Company Is Under Review by the SEC

         In December 12, 2001, the Company filed an Information Statement on
Schedule 14C with the SEC to increase the number of shares of authorized VAOM Common Stock, among other things, but has not been able to obtain the SEC's approval of the Information Statement nor, consequently, increase the number of shares of authorized VAOM Common Stock. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit. Further, although from time-to-time the Company enters into agreements for the sale of its properties, there can be no assurance that the Company will be successful in completing any of these agreements of sale, all of which are subject to material contingencies, including, but not limited to financing and local governmental approvals.

Other Risks

The Company's Stock Price Has Declined Significantly and May Not Rebound

         The trading price of VAOM Common Stock has declined significantly since approximately October 2001. The market for VAOM Common Stock is essentially non-existent and there can be no assurance of a change in the immediate future.

Penny Stock Regulations and Requirements for Low Priced Stock

         The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of VAOM Common Stock as currently traded on the OTC Bulletin Board, VAOM Common Stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

Additional Debt, Convertible Debt, or Equity Financing May Effect Ability of Investors to Sell VAOM Common Stock

         VAOM Common Stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of VAOM Common Stock, the market price could drop and the ability of investors to sell VAOM Common Stock could be diminished. Additionally, should the Company obtain the approval of its stockholders to increase the authorized shares of VAOM Common Stock, the holders of the VAOM Debentures will be able to convert the VAOM Debentures into VAOM Common Stock, thus further increasing the number of shares of VAOM Common Stock outstanding. The issuance of shares of VAOM Common Stock upon conversions of the VAOM Debentures may not only result in a substantial number of shares of VAOM Common Stock being available for resale in the public markets, but the resale of those shares may result in a substantial decrease in the per-share market price of VAOM Common Stock.

ITEM 2.  Properties

         The Company's principal executive offices are located at 6915 Red Road, Suite 222, Coral Gables, Florida 33143 under a lease that expires in March 2003. The lease is in the name of National Residential Properties, Inc., an affiliated company, and the Company pays no rent for the leased space. Previously, the Company's principal offices were located at 2921 NW Sixth Avenue, Miami, Florida 33127. The Company does not own any properties nor does it lease any other properties other than its principal executive offices. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  Legal Proceedings

         The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings. As Encore Builders was a wholly-owned subsidiary of the Company during the time that Encore Builders was engaged as the construction contractor for the Project, there can be no assurance that the Company will not become involved in disputes among the parties to that construction contract and the bonding company, nor that it will not suffer material adverse financial consequences as a result of those disputes. Reference is also made to certain legal risks in "RISK FACTORS - Risks Related to Legal Uncertainties."

         At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach counties in the State of Florida, the persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes.

The Company is not able to determine whether the above would have a material impact on its condensed consolidated financial statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Price of VAOM Common Stock

         VAOM Common Stock is quoted on The Over the Counter Bulletin Board under the symbol VAOM. While it appears there is no market for VAOM Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of VAOM Common Stock as reported on The Over the Counter Bulletin Board during the fiscal year ended May 31, 2002. The last reported bid price on The Over the Counter Bulletin Board for VAOM Common Stock was $0.0004 on September 12, 2002.

                                                          High      Low
         2002(1)                                          ----      ---
         -------
         First Quarter................................    $1.25    $0.030
         Second Quarter...............................    $.510    $0.001
         Third Quarter................................   $0.003    $0.000
         Fourth Quarter...............................   $0.001    $0.000

         -----------
         (1)  Source:  IDD, Information Services, Tradeline

Holders

         As of September 12, 2002, there were approximately 883 holders of record of VAOM Common Stock.

Dividend Policy

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

         Pursuant to a securities subscription agreement, on August 27, 2001, Acquisition Corp. issued the Acquisition Corp. Debentures to Sea Lion Investors LLC, Equity Planners LLC and Myrtle Holdings LLC (together, the "Investors"). While the Company filed certain documents associated with this offering as exhibits to its Exchange Act reports, and the Investors have been identified as Suffern Investors LLC, Shea Holdings LLC and PEYU Holdings LLC, the Company has subsequently received documentation from the Investors' counsel that Sea Lion Investors LLC, Equity Planners LLC and Myrtle Holdings LLC are the correct names of the Investors. Subsequently, Acquisition Corp. merged with and into the Company. Pursuant to the merger, the Acquisition Corp. Debentures were surrendered and canceled and the VAOM Debentures were issued by the Company to the holders of the Acquisition Corp. Debentures. Pursuant to an assignment and assumption agreement, the Company assumed all the conditions and obligations of the subscription agreement and the Acquisition Corp. Debentures.

         The VAOM Debentures had a purchase price of $870,000. The official title of the VAOM Debentures is "Vacation Ownership Marketing, Inc. 8% Series SPA Senior Subordinated Convertible Redeemable Debentures due August 27, 2003." The Investors were to receive an aggregate underwriting discount of $130,000, the difference between the face value of the VAOM Debentures ($1 million) and the price paid ($870,000).

         The Company received $444,550 from the proceeds of the sale of debentures. The Company has not received $425,450 in additional proceeds from the sale of debentures because the Company has exceeded its authorized shares and the VAOM Debenture holders require the Company have sufficient VAOM Common Stock available for issuance upon exercise of the VAOM Debentures issued to them.

         The Company claimed the issuance of the VAOM Debentures was exempt from registration under Section 5 of the Securities Act pursuant to Regulation D promulgated under the Securities Act. The Company relied on, among other things, the fact that the Investors represented themselves to be "accredited investors" as that term is defined in Rule 501 promulgated under the Securities Act.

         Any amount over $5,000 of the principal face amount of each of the VAOM Debentures is at the option of the holders, convertible into freely tradeable shares of VAOM Common Stock at a conversion price for each share of VAOM Common Stock equal to 70% of the lowest closing bid price of the VAOM Common Stock on the trading day a notice of conversion is received by the Company. If the conversion would require stockholder approval of the issuance, the Company is required to take the necessary steps to seek such approval. Pursuant to the VAOM Debentures, the Company is obligated to pay the Investors 8% interest per year in the form of VAOM Common Stock. Pursuant to the subscription agreement, notwithstanding the conversion rights listed in the VAOM Debentures, the Investors and their affiliates may not convert any portion of the VAOM Debentures that, together with any shares of VAOM Common Stock already owned by the Investors, would result in beneficial ownership by the Investors and their affiliates of more than 4.999% of the then issued and outstanding VAOM Common Stock. See "RISK FACTORS - Risks Related to Legal Uncertainties."

ITEM 6.       Management's Discussion and Analysis or Plan of Operation.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Restatement

         The Company, in consultation with its independent accountants, expects to restate its unaudited consolidated financial statements for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. The Company's restatements of its unaudited consolidated financial statements for these quarters will contain adjustments that fall into four categories. The first category of adjustments arise from the recognition of $404,192 of expenses associated with the merger and recapitalization in its proper period. The Company plans to adjust its first quarter balance sheet to reflect the merger and recapitalization.

         The second category of adjustments utilizes the completed contract method for Encore Builders, Inc. which at the time was the Company's wholly-owned subsidiary. This policy recognizes income only when the contract is completed, or substantially so. These adjustments occurred in the second quarter ended November 30, 2001 and the third quarter ended February 28, 2002.

         The third category of adjustments pertains to the VAOM Debentures. In the second quarter ended November 30, 2001, the Company plans to report amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized. In the third quarter ended February 28, 2002, the Company additionally plans to report $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest.

         The fourth category of adjustments involves the Company reclassifying certain amounts in permanent stockholder equity (deficit) to temporary equity. The impact of this change is that approximately $123,000 previously credited in permanent stockholder equity (deficit) and paid in capital was moved to a temporary account. These amounts will remain in temporary equity until the resolution of certain legal matters more fully described in "RISK FACTORS - Risks Related to Legal Uncertainties".

         The Company plans to file reports on Form 10-QSB/A for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002 for the purpose of amending the reports on Form 10-QSB previously filed with respect to such periods. These reports will include additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above. This information will be set forth in the Notes to Consolidated Financial Statements.

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.

Overview

         From 1983 until August 29, 2001, the Company was not engaged in any business. In August 2001, the Company underwent several changes:

         o Effective August 23, 2001, a 1:20 reverse stock split of VAOM Common Stock became effective. Pre-split, there were 15 million shares of VAOM Common Stock issued and outstanding; post-split, there were 750,000 shares of VAOM Common Stock issued and outstanding.

         o Effective August 23, 2001, the Company amended its Certificate of Incorporation to increase the number of shares of VAOM Common Stock authorized from 15 million to 50 million and increase the number of shares of its preferred stock authorized from 1 million to 10 million.

         o On August 27, 2001, Acquisition Corp. purchased 492,480 shares (post-split) of VAOM Common Stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc, and Michael Schumacher for $350,000, pursuant to an agreement dated August 27, 2001. At the time, these sellers were significant holders of the Company's capital stock and Peter Porath was one of the Company's directors.

         o On August 27, 2001, Acquisition Corp. entered into an Escrow Agreement with the sellers mentioned above and Ann Porath, Esq., as the escrow agent, pursuant to which $50,000 was escrowed for 60 days as security for the indemnifications given by the sellers mentioned above under the VAOW Stock Purchase Agreement.

         o In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain accredited investors evidenced by the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were offered pursuant to an exemption from Section 5 of the Securities Act. The ability to rely on this exemption has since been called into question.

         o The Acquisition Corp. Debentures were convertible into Acquisition Corp. Common Stock from time to time. Thereafter, as contemplated by the VAOW Stock Purchase Agreement, and for services rendered, Acquisition Corp. issued 15,000 shares each of VAOM Common Stock (which it then owned) to Messrs. Porath and Michael Schumacher, and subsequently the Company issued 20,000 shares of VAOM Common Stock to NevWest Securities Corporation.

         o Prior to the reorganization of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of 10 million shares of Acquisition Corp. Common Stock, of which 1,000 shares were issued, outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares).

         o On August 28, 2001, Acquisition Corp. declared a stock dividend of shares of VAOM Common Stock owned by it to Christopher Astrom (277,492 shares) and Braulio Gutierrez (184,994 shares), who, at that time, were the sole stockholders of Acquisition Corp. As a result of this stock dividend, Christopher Astrom became the owner of 277,492 shares of VAOM Common Stock, and Braulio Gutierrez became the owner of 184,994 shares of VAOM Common Stock on September 4, 2001, the date they received their stock certificates.

         o On August 29, 2001, Acquisition Corp. entered into an agreement with Christopher Astrom and Braulio Gutierrez, who were then the sole stockholders of Encore Builders, and with Encore Builders, to purchase Encore Builders Common Stock. Encore was at the time a general contractor in the business of building multi-family residential apartment units. Acquisition Corp. purchased all of the issued and outstanding Encore Builders Common Stock from its two stockholders for $1 and 900 shares of Encore Builders Common Stock from Encore Builders for $470,000. Approximately $4550 was paid in cash and $465,450 was paid in the form of an Acquisition Corp. Demand Note. Encore was at the time a general contractor in the business of building multi-family residential apartment units.

         o On August 29, 2001, the Company purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez) for $1.

         o Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the stock of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to this merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Thus, (a) Encore Builders became the Company's wholly-owned subsidiary, (b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 shares) were surrendered by them to, and were canceled by, the Company, (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by the Company were canceled by the Company, and (d) the Acquisition Corp. Debentures were surrendered to the Company, canceled, and the VAOM Debentures were issued by the Company to the holders of the Acquisition Corp. Debentures.

         o Subsequently, the holders of the VAOM Debentures exercised their rights to convert the VAOM Debentures into VAOM Common Stock. As a result of the conversion, coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than were authorized.

         o The debentures were issued, exchanged and converted pursuant to exemptions from Section 5 of the Securities Act. The ability to rely on these exemptions has since been called into question.

         o The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission has compelled the Company to record all possible claims within the past year as temporary equity, rather than permanent equity. While one year has passed from the initial placement of the VAOM Debentures, many of the VAOM Debentures were converted in the second fiscal quarter of 2002. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

         o On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of VAOM Common Stock and has a vote equivalent to one share of VAOM Common Stock. However, because the Company has issued shares of VAOM Common Stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into VAOM Common Stock.

         o On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("Sroya Holdings") as escrow agent entered into an escrow agreement whereby the Company agreed to deposit 100 shares of VAOM Common Stock with Sroya Holdings for conversion of the VAOM Debentures.

         o The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations.

Encore Builders

         Encore Builders, the Company's former wholly-owned subsidiary, was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, dated January 30, 2001, for a fixed price of $3,111,289. This project was funded by Conquistador Plaza through a mortgage in the principal amount of approximately $4.6 million provided by First Housing Development Corporation of Florida, Inc. Encore Builders was paid on a construction draw-down basis as it completed its work. The construction contract between Encore Builders and Conquistador Plaza provided that the construction would be completed by October 29, 2001, and further provided for liquidated damages payable by Encore Builders to Conquistador Plaza in the amount of $1,395.50 per day for each day after October 29, 2001, that the project was not completed.

         Because Encore Builders did not finish construction on time, the Project was not completed. Conquistador Plaza and its parent company, National Residential Properties, Inc., an affiliate of the Company, initially determined that it would be best served by waiving liquidated damages. Subsequently, Conquistador Plaza reevaluated this decision and declared Encore Builders, Inc. in default of its construction contract.

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of VAOM Common Stock. The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of VAOM Common Stock. The transfer agent has put a hold on this VAOM Common Stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to end the Company's relationship with Encore Builders. If so, the transaction could be challenged.

         On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, in the amount of $504,000, and Conquistador Plaza asserted a claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation.

Outlook

         Without Encore Builders as its subsidiary, the Company has had no operating business since on or about March 20, 2002. The Company intends to explore other business opportunities. There can be no assurance that the Company will be able to find any suitable business opportunity. Suitable business opportunities may include those presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

         The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K and 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements within the numerous filings relevant to complying with the Exchange Act. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from National Residential Properties, Inc., an affiliate of the Company. The Company currently expects that money borrowed from National Residential Properties, Inc. will be used during the next 12 months to satisfy the companies operating costs, professional fees and for general corporate purposes. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

Results of Operations

         The Company had revenues of $0 and a gross profit of $0 in the fiscal years ended May 31, 2002 and May 31, 2001. The Company's total expenses increased to $755,910 for the fiscal year ended May 31, 2002, from $115,535 for the comparable period in 2001, substantially as a result of organizational expenses of $320,000 and administrative and other expenses of $102,806. The Company's net loss was $680,297 for the fiscal year ended May 31, 2002 as compared to $115,535 for the fiscal year ended May 31, 2001. This increase in net loss was also substantially attributable to the increase in organizational expenses and administrative and other expenses. The Company's total expenses do not equal the Company's net loss, despite the lack of revenues, because of the gain realized by the Company in connection with the disposal of the Company's former wholly-owned subsidiary, Encore Builders.

         Organization expenses totaled $320,000 for the fiscal year ended May 31, 2002, compared to $0 for the fiscal year ended May 31, 2001. This increase was primarily attributable to the purchase on August 27, 2001 by Acquisition Corp. of 492,480 shares of VAOM Common Stock from Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc. and Michael Schumacher for $350,000, the purchase on August 29, 2001 of 9,000 newly issued shares of Acquisition Corp. Common Stock and the merger of Acquisition Corp. and the Company.

         Professional fees increased from $100,643 for the fiscal year ended May 31, 2001 to $236,721 for the fiscal year ended May 31, 2002. This 235% increase in professional fees included $57,792 in expenses related to fees the Company paid to the purchasers of the VAOM Debentures in return for the right to borrow funds, $30,000 in consulting fees paid to NevWest Securities Corporation, $66,427 in expenses related to the VAOM Debentures and $25,000 of expense related to the issuance of shares of the Company's preferred stock to Christopher Astrom, its Chief Executive Officer, in return for services rendered to the Company.

         Accounting and audit fees increased 320% from $8,899 for the fiscal year ended May 31, 2001 to $28,477 for the fiscal year ended May 31, 2002. This increase is primarily attributable to the resumption of the Company's operations and the acquisition and subsequent distribution of the Company's wholly-owned subsidiary, Encore Builders.

         Administrative and other expenses increased from $2,056 for the fiscal year ended May 31, 2001 to $102,806 for the fiscal year ended May 31, 2002. This increase is primarily attributable to operating expenses of the Company's former subsidiary, Encore Builders.

Quarterly Results

         The following table sets forth certain unaudited quarterly information for the most recent four quarters ending with the year ended May 31, 2002. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. The Company currently expects to reflect this information in amended quarterly reports on Form 10-QSB/A for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

                             Aug 31,       Aug 31,          Nov 30,        Nov 30,        Feb 28,        Feb 28,       May 31,
                             -------       -------          -------        -------        -------        -------       -------
                               2001          2001             2001           2001           2002           2002          2002
                               ----          ----             ----           ----           ----           ----          ----
                          As previously                  As previously                  As previously
                             reported    As restated        reported    As restated       reported    As restated

Statement of Operations Data:
Revenues...................          -             -        594,259              -        392,942              -              -
Organization Expense.......          -       320,000              -              -              -              -        320,000
Professional fees..........     51,477       135,669         40,000         70,200         20,813         10,000        236,721
Accounting and Audit Fees..      4,638         4,638          2,339          2,339              -              -         28,477
Stock Transfer Fees........        777           777             75             75              -              -            852
Administrative and Other...         19            17         54,752         57,252         34,722         45,535        102,806
Net Loss...................    (56,911)     (461,103)       (32,013)      (178,700)        (1,559)       (64,146)      (680,297)
Loss per Share.............      (0.08)        (0.61)        (0.002)        (0.230)              -        (0.083)        (0.098)


Liquidity and Capital Resources

         The Company had total current assets of $224 at May 31, 2002, compared to $253 of current assets on May 31, 2001. While the Company reported $144,072 in assets as of February 28, 2002, $115,057 representing a loan receivable from Braulio Gutierrez, the Company's President at the time, was transferred to Encore Builders when Encore Builders was separated from the Company. In addition, accounts receivable totaling $29,015 were also transferred to Encore Builders when Encore Builders was separated from the Company. The Company had $497,992 in current liabilities at May 31, 2002, compared to $5,929 of current liabilities at May 31, 2001. Of its total current liabilities at May 31, 2002, $400,202 were debentures payable and the balance of $97,790 were accounts payable and accrued expenses.

         Having terminated its interest in Encore Builders, the Company's ability to continue as a going concern will depend upon its entering into one or more new businesses, although the Company's ability to enter into any such business will in turn be dependent upon its cash resources. The Company has been substantially dependent upon its cash proceeds from the sale of its debentures to investors. For the fiscal year ended May 31, 2002, the Company received $444,550 from the proceeds of the sale of debentures. From September 26, 2001 through the date of this report, the Company has not received $425,450 in additional proceeds from the sale of debentures because the Company has exceeded its authorized shares and the VAOM Debenture holders require the Company have sufficient VAOM Common Stock available for issuance upon exercise of the VAOM Debentures issued to them.

         Therefore, the Company's ability to obtain that funding is, in turn, dependent in part upon its ability to increase the authorized shares of VAOM Common Stock. The Company believes that Delaware law requires stockholder approval to increase the authorized shares of VAOM Common Stock. On December 12, 2001, the Company filed an Information Statement on Schedule 14C with the SEC in connection with a vote by its board of directors and stockholders to increase the Company's authorized shares of VAOM Common Stock from 50 million shares with a par value $0.001 to 500 million with a par value $0.001. The Company has received comments from the SEC with respect to this filing on Schedule 14C and has responded. After discussions with the SEC, the Company determined to restate certain quarterly reports. See "Restatement." The Company also intends to seek stockholder approval for various issues, including increasing the Company's authorized shares of VAOM Common Stock, and intends to file a proxy statement on
Schedule 14A in the near future. Until the Company resolves the matters related to its over-issuance of VAOM Common Stock and the SEC accepts the Company's responses to the SEC's comments, the Company will be unable to increase the authorized shares of VAOM Common Stock. Accordingly, the Company is unable to anticipate when it will be able to effect such increase in order to receive additional funding from the VAOM Debenture holders, which holders require that the Company have sufficient VAOM Common Stock available for issuance upon exercise of the VAOM Debentures issued to them.

Recent Accounting Pronouncements

         The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Consolidated Financial Statements.

Critical Accounting Estimates

         The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

ITEM 7.       Financial Statements

Report of Independent Certified Public Accountants

Board of Directors
Vacation Ownership Marketing, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Vacation Ownership Marketing, Inc. and Subsidiaries (the "Company") as of May 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), changes in temporary equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for the year ended May 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company does not have any revenue generating activities and has substantial operating deficits. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. as of May 31, 2002 and the results of its operations, changes in stockholders' equity (deficit), temporary equity and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The balance sheet and related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended May 31, 2001 were audited by Miller and McCollom. Miller and McCollom issued an unqualified opinion on those financial statements dated August 24, 2001.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

September 6, 2002

                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2002 AND 2001

                                     ASSETS

                                                                                  2002            2001
                                                                             -------------   -------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $        224    $        253
                                                                             -------------   -------------

TOTAL ASSETS                                                                 $        224    $        253
                                                                             =============   =============

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                     $     97,790    $      5,929

   Debentures payable                                                             400,202               -
                                                                             -------------   -------------

              Total liabilities                                                   497,992           5,929
                                                                             -------------   -------------


TEMPORARY EQUITY                                                                  122,956               -
                                                                             -------------   -------------

 STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 and 1,000,000 shares authorized, 2,500,000 and 0 shares issued and
    outstanding at May 31, 2002 and 2001                                            2,500               -
   Common stock, $.001 par value, 50,000,000 and 15,000,000
     shares authorized and 770,000 and 750,000 shares issued and outstanding
     at May 31, 2002 and 2001                                                         770             750
   Additional paid-in capital                                                      56,303       2,176,176
   Accumulated deficit                                                           (680,297)     (2,182,602)
                                                                             -------------   -------------

              Total stockholders' equity (deficit)                               (620,724)         (5,676)
                                                                             -------------   -------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                           $        224    $        253
                                                                             =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001

                                                             2002          2001
                                                         ------------  ------------
REVENUES                                                 $         -   $         -

COST OF REVENUES                                                   -             -
                                                         ------------  ------------

GROSS PROFIT                                                       -             -
                                                         ------------  ------------
EXPENSES
   Organization expenses                                     320,000             -
   Professional fees                                         236,721       100,643
   Accounting and audit fees                                  28,477         8,899
   Stock transfer fees                                           852         3,937
   Administrative and Other                                  102,806         2,056
                                                         ------------  ------------
          Total expenses                                     688,856       115,535
                                                         ------------  ------------

LOSS BEFORE OTHER EXPENSE                                   (688,856)     (115,535)
                                                         ------------  ------------

OTHER EXPENSES
   Interest expense                                          (27,260)            -
   Amortization of discount on debenture conversions         (39,794)            -
                                                         ------------  ------------
              Total other expenses                           (67,054)            -
                                                         ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS                         (755,910)     (115,535)

DISCONTINUED OPERATIONS
   Gain on disposal of subsidiary including provision
   of $-0- for operating losses during phaseout period        75,613             -
                                                         ------------  ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES:                 (680,297)     (115,535)

   Provision for income taxes                                      -             -
                                                         ------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES                     $  (680,297)  $  (115,535)
                                                         ============  ============
NET GAIN (LOSS) PER BASIC AND DILUTED SHARES
   From continuing operations                            $    (0.981)  $    (0.154)
   From discontinued operations                                0.883             -
                                                         ------------  ------------
                                                         $    (0.098)  $    (0.154)
                                                         ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          770,000       750,000
                                                         ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001
                                                                             Additional
                                                                               Paid-In        Accumulated
                             Preferred Stock           Common Stock            Capital          Deficit           Total
                           Shares       Amount      Shares        Amount
      BALANCE                -        $      -     750,000         $750      $2,166,738      $(2,067,067)       $100,421
   MAY 31, 2000
Services rendered for        -               -           -            -           9,438                -           9,438
equity
Net loss for year            -               -           -            -                         (115,535)       (115,535)
                         ----------   ---------   ---------    ---------    ------------    --------------    -----------


      BALANCE
   MAY 31, 2001                                    750,000          750       2,176,176       (2,182,602)         (5,676)
Cancellation of common
shares for
recapitalization             -               -    (492,486)        (492)            492                -               -
Recapitalization                             -     492,486          492      (2,144,445)         2,182,602        38,649
Issuance of common stock
for services                 -               -      20,000           20           1,580                -           1,600
Issuance of preferred
stock to officer          2,500,000      2,500                                   22,500                -          25,000

Net loss                          -          -           -            -               -         (680,297)       (680,297)
                         ----------   ---------   ---------    ---------    ------------    --------------    -----------

                          2,500,000     $2,500     770,000         $770         $56,303        $(680,297)      $(620,724)
                         ==========   =========   =========    =========    ============    ==============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    STATEMENT OF CHANGES IN TEMPORARY EQUITY
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001
                          Preferred Stock Common Stock
                                                                                        Additional     Accumulated
                                           Shares      Amount     Shares      Amount  Paid-In Capital    Deficit      Total
                                        ----------  ----------  -----------  --------  ------------  --------------  -----------
Balance May 31, 2000                            -   $       -            -   $     -   $             $           -   $         -


No Activity                                     -           -            -         -             -               -
                                        ----------  ----------  -----------  --------  ------------  --------------  -----------

Balance May 31, 2001                            -   $       -            -   $     -   $         -   $           -   $         -

Common stock issued for debt
conversion, interest expense and
discount on convertible debentures
for quarter ended
 November 30, 2001                              -           -   33,740,595    33,741        84,499               -       118,240

Common stock issued for debt
conversion, interest expense and
discount on convertible debentures
for quarter ended
 February 28, 2002                              -           -   26,600,000    26,600       (21,884)              -         4,716
                                        ----------  ----------  -----------  --------  ------------  --------------  -----------

Balance May 31, 2002                            -   $       -   60,340,595    60,341   $    62,615   $           -   $ $ 122,956
                                        ==========  ==========  ===========  ========  ============  ==============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001
                                                                         2002            2001
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $  (680,297)    $  (115,535)
                                                                    ------------    ------------
Adjustments to reconcile net loss to net cash
     (used in) operating activities:
   Common stock issued for services                                       26,600          9,438
   Amortization of discount on debenture conversions                      39,794              -
   Common stock issued for interest payment                                1,927              -
   Gain on disposal of business                                         (75,613)              -
Changes in assets and liabilities
   Decrease in prepaid expenses                                                          91,205
   (Increase) in accounts receivable                                     (7,590)              -
   (Increase) in officers' loans receivable                              (2,011)              -
   Increase in accounts payable                                         110,682           5,145
   Increase in billings in excess of cost on uncompleted contracts      119,129               -
                                                                    ------------    ------------
                   Total adjustments                                    212,918         105,788
                                                                    ------------    ------------
                   Net cash used in operating activities               (467,379)         (9,747)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                            22,800               -
   Proceeds from debentures                                             444,550               -
                                                                    ------------    ------------
                   Net cash provided by financing activities            467,350               -
                                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (29)         (9,747)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               253          10,000
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                             $       224     $       253
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
   Debentures payable converted                                     $    44,348     $         -
                                                                    ============    ============

   Interest expense converted                                       $     1,927     $         -
                                                                    ============    ============

   Stock issued for compensation and services                       $    26,600     $     9,438
                                                                    ============    ============

   Amortized discount on debenture conversions                      $    39,794     $         -
                                                                    ============    ============

   Stock issued for accrued expenses                                $    36,887     $         -
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001

Note 1-       Organization

              The Company was incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

              On August 27, 2001, Acquisition Corp., purchased 492,480 shares of VAOM Common Stock from certain stockholders for $350,000 pursuant to a stock purchase agreement dated August 27, 2001. Simultaneously, Acquisition Corp. entered into an escrow agreement with these stockholders pursuant to which $50,000 was escrowed for 60 days as security. At this time, Acquisition Corp. obtained a loan from certain accredited investors evidenced by the Acquisition Corp. Debentures, which were convertible into underlying shares of Acquisition Corp. Common Stock.

              On August 23, 2001 a 1:20 reverse stock split of VAOM Common Stock, became effective. This stock split decreased the issued and outstanding VAOM Common Stock from 15 million to 750,000. Additionally, the authorized shares of VAOM Common Stock increased from 15 million to 50 million and the authorized shares of the Company's preferred stock increased from 1 million to 10 million.

              On August 29, 2001, Acquisition Corp. entered into a stock purchase agreement with the then stockholders of Encore Builders, a Florida corporation to purchase all of the capital stock of Encore Builders in such a manner that Encore Builders became a wholly-owned subsidiary of Acquisition Corp. Acquisition Corp. purchased all 100 issued and outstanding shares of stock for $1 and purchased 900 newly issued Encore Builders shares for $470,000, approximately $4,550 of which was paid in cash and $465,450 of which was paid in the form of a Promissory Demand Note. Additionally, for $1 the Company purchased from Acquisition Corp., 9,000 shares of Acquisition Corp.'s newly issued stock and Acquisition Corp. at this time became a wholly-owned subsidiary of the Company. All rights and obligations of Acquisition Corp., Encore Builders or any other entity owned by them became binding upon the Company as of August 29, 2001.

              On March 20, 2002, the President of Encore Builders and another officer of Encore Builders resigned from the Company. After their resignations, the Company stock issued to them was put on hold by the transfer agent. The Company is attempting to have those shares cancelled (184,994 shares). Encore Builders is no longer a wholly-owned subsidiary of the Company as of March 21, 2002 as the Company returned the Encore Builders stock to the former owners. The operations of Encore Builders from August 29, 2001 through March 21, 2002 are presented in these consolidated financial statements. (See Note 10)

Note 2-       Summary of Significant Accounting Policies

              Principles of Consolidation

              The consolidated financial statements for 2002 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              Cash and Cash Equivalents

              The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

              The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

              Segments of Business

              The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. On August 29, 2001, the Company had established a new business segment, Encore. On March 21, 2002 VAOM disposed of its wholly-owned subsidiary, Encore Builders. The Company is currently searching for a candidate interested in acquiring a controlling interest in a publicly registered company without spending the time and incurring the cost required to conduct an initial public offering. (See Notes 8 and 11)

              Start-Up Costs

              The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

              Revenue and Cost Recognition

              The Company had no revenues for the year ended May 31, 2001. On August 29, 2001, the Company adopted the completed-contract method to account for its long-term construction type contracts which it adopted because Encore Builders was its only operations during the year ended May 31, 2002.

              The completed-contract method recognizes income only when the contract is completed, or substantially so. Accordingly, costs of contract in process and current billings are accumulated but there are no interim charges or credits to income other than provisions for losses. A contract may be regarded as substantially completed if remaining costs are not significant in amount.

              When Encore Builders was disposed of, the Company did not recognize any income or expense from operations since the contracts were not substantially completed. Upon disposition a gain was recognized by the Company of $75,613. Although Encore Builders received progress payments, since Encore Builders has since been returned to its prior owners, the Company is not recognizing this as revenue.

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

              Fair Value of Financial Instruments

              The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these consolidated financial instruments.

              Stock-Based Compensation

              The Company has elected to follow ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value", which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility.

              Comprehensive Income

              The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

              Earnings (Loss) Per Share of Common Stock

              Historical net income (loss) per common share is computed using the weighted average number of shares of VAOM Common Stock outstanding. Diluted earnings per share (EPS) includes additional dilution from VAOM Common Stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. VAOM Common Stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

              The following is a reconciliation of the computation for basic and diluted EPS:

                                                        May 31,       May 31,
                                                         2002          2001
                                                     ------------  -----------
              Net loss............................   $  (680,297)  $ (115,535)

              Weighted-average common shares
              Outstanding (Basic).................       770,000      750,000

              Weighted-average common stock
              Equivalents
                   Stock options..................             -            -
                   Warrants.......................             -            -

              Weighted-average common shares
              Outstanding (Diluted)...............       770,000      750,000

              There are no options and warrants to purchase stock outstanding at May 31, 2002 and 2001.

Note 3-       Accounts Payable and Accrued Expenses

              The following represents the Company's accounts payable and accrued expenses at May 31, 2002 and 2001:

                                                         2002          2001
                                                     ------------  -----------

              Professional fees...................       $71,891      $ 5,929

              Accrued interest on debentures......        25,899            -
                                                     ------------  -----------
                                                         $97,790      $ 5,929
                                                     ============  ===========

Note 4-       Convertible Debentures Payable

              The Company has outstanding convertible debentures at May 31, 2002 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note 1)

              The Company recognized $39,794 relating to the amortization of the discount on debenture conversions for the year ended May 31, 2002.

Note 5-       Temporary Equity

              The Company has reflected on its consolidated balance sheet a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act and for the issuance of VAOM Common Stock issued above their authorized limit. All related amounts that were previously included in VAOM Common Stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Substantially all the shares issued in connection with the conversion of the debentures have been reclassified as temporary equity.

              The Company, during the fiscal year May 31, 2002, issued 60,340,595 common shares that have been recorded in temporary equity. Of the common shares that have been recorded as temporary equity, 11,110,595 common shares were also issued in excess of the Company's authorized limit of 50 million. The Company has reclassified the corresponding amounts from permanent equity (deficit) accordingly.

Note 6-       Stockholders' Deficit

              At May 31, 2002 and 2001, the Company had two classes of stock, preferred and common stock, each having a par value of $.001.

              Preferred Stock

              On August 23, 2001, the Company increased its authorized shares to 10 million from 1 million and during the year ended May 31, 2002, the Company issued 2.5 million shares of its preferred stock. The Company recorded an expense of $25,000 which was the fair value of the stock on November 5, 2001, the date the preferred shares were issued. At May 31, 2001, the Company had no preferred shares issued and outstanding.

              Common Stock

              On August 23, 2001 a 1:20 reverse stock split of the VAOM Common Stock became effective. This stock split decreased the issued and outstanding VAOM Common Stock from 15 million to 750,000. Additionally, the authorized shares of VAOM Common Stock increased from 15 million to 50 million. This change was reflected on the consolidated balance sheet as of May 31, 2001, by the Company's former auditors.

              On August 31, 2001, the Company issued 20,000 shares of VAOM Common Stock to NevWest Securities Corporation. This was recorded at fair value of $.08 per share ($1,600).

Note 7-       Provision for Income Taxes

              The Company did not provide for income taxes in the years ended May 31, 2002 and 2001. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

              At May 31, 2002 and 2001, the deferred tax assets consists of the following:

                                                                                      2002           2001
                                                                                  -----------    -----------
              Deferred taxes due to net operating loss carryforwards..........     $ 232,000      $ 873,041

              Less:  Valuation allowance......................................      (232,000)      (873,041)
                                                                                  -----------    -----------

              Net deferred tax asset..........................................     $       -      $       -
                                                                                  ===========    ===========

Note 8-       Going Concern

              As shown in the accompanying consolidated financial statements the Company incurred net operating losses for the years ended May 31, 2002 and 2001. The Company has no revenues to support itself.

              In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

              The Company's only operating entity Encore Builders was disposed of on March 21, 2002. Under the completed-contract method, these operations previously were deferred on the consolidated balance sheet until disposition since the contracts were not substantially complete.

Note 9-       Contingency / Uncertainties

              The Company, during the year ended May 31, 2002, issued 11,110,595 common shares above its authorized limit of 50 million shares. Additionally, the issuance of 60,340,595 shares for debenture conversions, interest expense and discounts on convertible debentures may not be in compliance with the registration provisions of Section 5 of the Securities Act. The full impact of these events are unknown at this time. The Company has reserved $122,956 in temporary equity. (See Note 5) The $122,956 held in temporary equity is the reserve for the contingent liability should the debentures not be in compliance with Section 5 of the Securities Act. The Company considered the impact of FASB 5 and believes that this reserve reflects the potential and probable liability due. The amount of the temporary reserve was derived substantially from the issuance of common stock and additional paid in capital to convert the principal debentures of $44,348, the amount of amortized discount on debenture conversions $39,794, the amount of interest expense converted on the debentures of $1,927 and the amount of accrued expenses paid $36,887. The amounts reflected in the consolidated statements of operations reflect the above charges.

Note 10-      Litigation

              At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In the official records of Broward and Palm Beach Counties in the State of Florida, persons holding judgments did not re-certify or re-file their judgments within the time limits as required by Florida statutes. Management is not able to determine whether the above would have a material impact on its consolidated financial statements.

Note 11-      Disposal of Business

              On March 21, 2002 at a special meeting of the Company's board of directors, the Company authorized its transfer agent to cancel, rescind and void all the VAOM Common Stock issued to the Company's former president. The transfer agent has put a hold on the 184,994 shares until this matter is resolved.

              The Company on that same date, March 21, 2002, disposed of its only operating business entity, Encore Builders. The Encore Builders Common Stock was returned to its former owner.

              The Company did not recognize any revenue or expense associated with Encore Builders operations since it followed the completed-contract method (See Note 2). The Company did not retain any assets or liabilities of Encore Builders. Upon dissolution of Encore Builders, the Company recognized a gain on disposition of $75,613. This represented substantially the liabilities over the assets that were disposed of. There was no activity in Encore Builders that was part of the Company after the measurement date of disposition, March 21, 2002.

Note 12-      Related Party Transactions

              Pursuant to a stock purchase agreement dated August 27, 2001, the Company's former owners sold 492,480 shares of VAOM Common Stock to the Company for $350,000 in August 2001.

              Also on August 27, 2001 Acquisition Corp. issued 15,000 shares of VAOM Common Stock to each of Peter Porath, the Company's President and Chief Executive Officer at the time, and Michael Schumacher, the Company's Vice President at the time.

              On August 28, 2001, Acquisition Corp. declared a stock dividend of 462,486 shares of VAOM Common Stock to the new directors of the Company. The Company distributed the remaining 30,000 shares of VAOM Common Stock s it owned to the former owners of the Company.

              On August 29, 2001, the Company purchased 9,000 newly issued shares of Acquisition Corp. Common Stock for $1. Christopher Astrom and Braulio Gutierrez were the two stockholders of Acquisition Corp. at the time and had also been granted a stock dividend giving them 37% and 25%, respectively, of VAOM Common Stock.

              On August 29, 2001, Acquisition Corp. entered into an agreement with Braulio Gutierrez and Christopher Astrom, the sole stockholders of Encore Builders and with Encore Builders to purchase the Encore Builders Common Stock. At this time, one of the directors of Encore Builders, Christopher Astrom, was a principal stockholder and director of the Company. Encore Builders was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to construction contract with Conquistador Plaza, dated January 30, 2001. National Residential Properties, Inc., an affiliate of the Company, was the parent company of Conquistador Plaza On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer, and a director of the Company, resigned from the Company. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company and Braulio Gutierrez assigned to the Company his shares of VAOM Common Stock.

              Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law. Pursuant to the merger, the Company assumed all the rights and obligations of Acquisition Corp., which at the time was owned by Christopher Astrom and Braulio Gutierrez who also held 37% and 25%, respectively, of the outstanding VAOM Common Stock.

              The Company issued 2.5 million shares of its preferred stock to an officer during the year ended May 31, 2002. An expense of $25,000 was recognized, which represented the fair value of the stock on November 5, 2001.

              A loan in the amount of $115,057 by Braulio Gutierrez, the Company's former President, in favor of the Company, was transferred to Encore Builders when Encore Builders was separated from the Company.

Note 13-      Subsequent Events

              Subsequent to the Company's 2002 fiscal year end, the Company has, from time to time, borrowed from its affiliate, National Residential Properties, Inc. to pay various organizational fees and professional fees, including accounting fees, attorneys fees and fees paid to the Company's transfer agent. National Residential

              Properties, Inc. is an affiliated entity of the Company. The Company has borrowed approximately $26,560 from National Residential Properties, Inc. since the end of its prior fiscal year end.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         As provided in the Company's current report on Form 8-K filed with the SEC on October 1, 2001, effective October 1, 2001, the board of directors of the Company approved the engagement of Bagell, Josephs & Company, L.L.C., as its independent auditors, replacing the firm of Miller and McCollom, Certified Public Accountants. In the two most recent fiscal years (periods ended May 31, 2000 and 2001), and the subsequent interim period, there were no disagreements or reportable conditions with the former accountants on any matter of accounting principles or practices, financial statement disclosures, or adjusting scope of procedures. Furthermore, the reports did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles.

         The decision for the change in accountants was recommended by the Company's management, and approved by its board of directors.

                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant Board of Directors

         The Company's board of directors currently consists of two persons. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to the Company by such directors. Except as indicated, the directors have had the same principal occupation for the last five years.

                Name           Age   Present Principal Occupation or Employment
                ----           ---   ------------------------------------------
         Christopher Astrom    30    Christopher Astrom has been a director of
                                     the Company since August of 2001.
                                     Christopher Astrom is currently a director and has served as Vice President of National Residential Properties, Inc., since June of 1995, is currently a director and has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since September of 2001 and is currently a director and has served as President of Prime Rate Investors, Inc. since September of 2002.

         Richard Astrom        55    Richard Astrom has been a director of the
                                     Company since September of 2001. Richard
                                     Astrom has served as President and a
                                     director of National Residential
                                     Properties, Inc. since 1994, President and a director of Genesis Capital Corporation of Nevada since September of 2001 and a director of Prime Rate Investors, Inc.
                                     since August of 2002.

         Braulio Gutierrez and Patricia Gutierrez resigned as directors of the Company effective March 20, 2002.

Executive Officers

         The following individuals were serving as executive officers of the Company on September 12, 2002:

                Name           Age   Position With the Company
                ----           ---   -------------------------

         Christopher Astrom.   30     President, Chief Executive Officer and
                                      Chief Financial Officer

         Richard Astrom.....   55     Secretary

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom. Braulio Gutierrez resigned as President and Patricia Gutierrez resigned as Vice President and Treasurer effective March 20, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding VAOM Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during fiscal year 2002, all persons complied with such filing requirements except that Christopher Astrom did not timely file a Form 4 reporting the acquisition of the Company's preferred stock. The Company is unaware whether Braulio Gutierrez has complied with Section 16(a) of the Exchange Act as he ceased to be an executive officer upon his departure from the Company in March 2002.

ITEM 10.      Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                                              Compensation
                                                                           Awards: Securities     All Other
Name and Principal Position             Year      Salary        Bonus      Underlying Options    Compensation
---------------------------             ----      ------        -----      ------------------    ------------
                                                 Annual Compensation(1)
                                                 -------------------
Christopher Astrom,                                                                                 _
Chief Executive Officer                                                                             _
and Chief Financial Officer (2).....    2002     $25,000(4)      $0                _                _
                                        2001           _          _                _
                                        2000           _          _                _
Richard Astrom,                                                                    _                _
Secretary (3).......................    2002          $0         $0                _                _
                                        2001           _          _                _                _
                                        2000           _          _
-----------

(1) In accordance with the rules of the SEC, compensation in the form of perquisites and other personal benefits has been omitted for the Company's named executive officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each named executive officer in 2001.

(2)   Christopher Astrom joined the Company in August 2001.

(3)   Richard Astrom joined the Company in August 2001.

(4) On November 5, 2001, the Company issued 2.5 million shares of its Series A Preferred Stock to Christopher Astrom as compensation for employment. Each share of the Series A Preferred Stock is convertible at any time, from time to time, into 100 shares of VAOM Common Stock. The Company has determined the fair market value of the 2.5 million shares of Series A Preferred Stock to be $25,000.

      Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

Employment and Separation Agreements

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of May 31, 2002.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding VAOM Common Stock as of September 12, 2002 by:

         o each person known by the Company to beneficially own more than 5% of the outstanding VAOM Common Stock;

         o  each of the Company's named executive officers;

         o  each of the Company's directors; and

         o  all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o Vacation Ownership Marketing, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of VAOM Common Stock shown as beneficially owned by them. The number of shares of VAOM Common Stock outstanding used in calculating the percentage for each listed person includes the shares of VAOM Common Stock underlying options held by such persons that are exercisable within 60 days of September 3, 2002, but excludes shares of VAOM Common Stock underlying options held by any other person. The number of shares of VAOM Common Stock outstanding as of September 12, 2002 was 61,110,595. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner                                        Number              Percent
------------------------                                        ------              -------
                                                               Shares Beneficially Owned
                                                               -------------------------
Christopher Astrom (1)                                       250,277,492             80.45%
Richard Astrom (2)                                                     0              0.00%
Knight Securities (3)                                         16,021,848             26.22%
James Louis Silvester (4)                                      5,100,000              8.35%
All directors and executive officers as a group (2 persons)  250,277,492             80.45%

------------------------

(1) Christopher Astrom serves as the Chief Executive Officer, Chief Financial Officer and a director of the Company. Includes (a) 277,492 shares of Common Stock and (b) 2.5 million shares of Preferred Stock which are immediately convertible into Common Stock at a ratio of 100 shares of Common Stock for one share of Preferred Stock.

(2)   Richard Astrom serves as the Secretary and a director of the Company.

(3) The address of Knight Securities is 525 Washington Blvd., 23rd Fl., Jersey City, New Jersey 07310.

(4) The address of James Louis Silvester is 201 N. Loudoun Street, Second Floor, Winchester, Virginia 22601.

ITEM 12. Certain Relationships and Related Transactions

         On August 27, 2001, Acquisition Corp. purchased 492,480 of VAOM Common Stock from Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc. and Michael Schumacher for $350,000 pursuant to a stock purchase agreement dated August 27, 2001. At the time, Peter Porath was the Company's President and Chief Executive, Michael Schumacher was the Company's Vice President. In addition, two of the Company's directors and officers at the time, Mick Schumacher and George Powell, were principals of Prime Rate Income & Dividend, Inc. Prime Rate Income & Dividend, Inc. also held 55% of VAOM Common Stock at the time.

         On August 27, 2001, Acquisition Corp. issued 15,000 shares of VAOM Common Stock to each of Messrs. Porath and Michael Schumacher. While these shares were issued from those held by Acquisition Corp., that entity controlled the Company at the time. At the time, Peter Porath was the Company's President and Chief Executive Officer and Michael Schumacher was the Company's Vice President. These shares were issued in exchange for services rendered by Messrs. Porath and Michael Schumacher to the Company.

         On August 28, 2001, Acquisition Corp. declared a stock dividend of VAOM Common Stock to Christopher Astrom and Braulio Gutierrez who were the two stockholders of Acquisition Corp. at the time. While these shares were issued from those held by Acquisition Corp., that entity controlled the Company at the time. As a result of the stock split, Christopher Astrom received 277,492 shares and Braulio Gutierrez received 184,994 shares of VAOM Common Stock.

         On August 29, 2001, the Company purchased 9,000 newly issued shares of Acquisition Corp. Common Stock for $1. Christopher Astrom and Braulio Gutierrez were the two stockholders of Acquisition Corp. at the time and had also been granted a stock dividend giving them 37% and 25%, respectively, of VAOM Common Stock.

         On August 29, 2001, Acquisition Corp. entered into an agreement with Braulio Gutierrez and Christopher Astrom, the sole stockholders of Encore Builders and with Encore Builders to purchase the Encore Builders Common Stock. At this time, one of the directors of Encore Builders, Christopher Astrom, was a principal stockholder and director of the Company. Encore Builders was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to construction contract with Conquistador Plaza, dated January 30, 2001. National Residential Properties, Inc., an affiliate of the Company, was the parent company of Conquistador Plaza On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company and Braulio Gutierrez assigned to the Company his shares of VAOM Common Stock.

         Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law. Pursuant to the merger, the Company assumed all the rights and obligations of Acquisition Corp., which at the time was owned by Christopher Astrom and Braulio Gutierrez who also held 36% and 24%, respectively, of the outstanding VAOM Common Stock.

         On November 5, 2001, the Company issued 2.5 million shares of Series A Preferred Stock to Christopher Astrom as compensation for employment in the Company's 2001 fiscal year.

ITEM 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
Number                           Description
------                           -----------

 3.1       Certificate of Incorporation of the Company, as amended.
 3.2       Bylaws of the Company.
 4.1 8% Series A Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003 (previously filed as Exhibit 4.1 to Form 10-QSB filed January 18, 2002).
 4.2 Certificate of Designation of Series A Preferred Stock filed November 5, 2001 (previously filed as Exhibit 2.3 to Form 10-QSB filed on January 18, 2002).
10.1 Securities Subscription Agreement dated as of August 27, 2001 by and between VAOW Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC.
10.2 Stock Purchase Agreement among Acquisition Corp., Peter Porath, Prime Rate Income & Dividend Enterprises, Inc. and the Company, dated August 27, 2001 (previously filed as Exhibit 2.1 to Form 8-K filed on September 27, 2001).
10.3 Stock Purchase Agreement dated August 29, 2001, by and among Acquisition Corp., Christopher Astrom, Braulio Gutierrez and Encore Builders (previously filed as Exhibit 10.1 to Form 8-K filed September 27, 2001).
10.4 Stock Purchase Agreement among Acquisition Corp., Peter Porath, Prime Rate Income & Dividend Enterprises, Inc. and the Company, dated August 27, 2001 (previously filed as Exhibit 2.1 to Form 8-K filed on September 27, 2001).
10.5 State of Delaware Certificate of Ownership Merging Acquisition Corp. into the Company dated September 10, 2001 (previously filed as Exhibit 2.2 to Form 8-K filed September 27, 2001).
10.6 Assignment and Assumption Agreement between Acquisition Corp, and the Company, dated September 19, 2001 (previously filed as Exhibit 10.3 to Form 10-QSB filed January 18, 2001).
10.7 Escrow Agreement dated December 13, 2001, among Equity Planners LLC, Sea Lion Investors LLC, Myrtle Holdings LLC, and Sroya Holdings Company, Inc. (previously filed as Exhibit 10.4 to Form 10-QSB filed on January 18, 2002).
16.1 Changes of the Company's former accountants (previously filed on Form 8-K filed October 1, 2001).

(b)      Reports on Form 8-K

         None.

ITEM 14. Controls and Procedures

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vacation Ownership Marketing, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida, on this 4th day of October 2002.

                                        VACATION OWNERSHIP MARKETING, INC.

                                        By:/s/CHRISTOPHER ASTROM
                                           -------------------------------------
                                                    Christopher Astrom
                                                 Chief Executive Officer
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 4, 2002:

                    Signature                           Title(s)
                    ---------                           --------
                                                 Chief Executive Officer,
         /s/CHRISTOPHER ASTROM             Chief Financial Officer and Director
         ------------------------------
               Christopher Astrom

         /s/RICHARD ASTROM
         ------------------------------
                Richard Astrom                         Director


                                  CERTIFICATION

         The undersigned, in his capacity as an officer of Vacation Ownership Marketing, Inc. provides the following certification required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

          I, Christopher Astrom, certify that:

         o I have reviewed this annual report on Form 10-KSB of Vacation Ownership Marketing, Inc.;

         o Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         o Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Vacation Ownership Marketing, Inc. as of, and for, the periods presented in this annual report.

Dated:  October 4, 2002


/s/CHRISTOPHER ASTROM
---------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer