Form 10QSB
period 2002-08-31
VACATION OWNERSHIP MARKETING INC
filed 2002-10-15
CIK 61500

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________



                                   FORM 10-QSB

      |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 _______________



                                     0-9879

                            (COMMISSION FILE NUMBER)

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                  ____________



                       VACATION OWNERSHIP MARKETING, INC.

             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                                     13-2648442
(State or Other Jurisdiction of Incorporation)            (I.R.S. Employer
                                                          Identification Number)

                                  6915 RED ROAD
                                   SUITE #222
                           CORAL GABLES, FLORIDA 33143
                                 (305) 666-6565

               (Address, including zip code, and telephone number,
                  of registrant's principal executive offices)

                                  ____________



         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of October 10, 2002, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|
--------------------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..................................................3
          ITEM 1.  Financial Statements.......................................3
          ITEM 2.  Management's Discussion and Analysis or Plan of Operation.14
          RISK FACTORS.......................................................18
          ITEM 3.  Controls and Procedures...................................20
PART II OTHER INFORMATION....................................................21
          ITEM 1.  Legal Proceedings.........................................21
          ITEM 2.  Changes In Securities And Use Of Proceeds.................21
          ITEM 3.  Defaults Upon Senior Securities...........................21
          ITEM 4.  Submission of Matters to a Vote of Security Holders.......21
          ITEM 5.  Other Information.........................................21
          ITEM 6.  Exhibits And Reports On Form 8-K..........................22
SIGNATURES...................................................................23
CERTIFICATION................................................................23

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.       Financial Statements

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2002
                                   (UNAUDITED)
CURRENT ASSET
   Cash and cash equivalents                                      $      224
                                                                  ------------

TOTAL ASSET                                                       $      224
                                                                  ============

  LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $   97,794
   Loan payable                                                       24,060
   Debentures payable                                                400,202
                                                                  ------------

Total liabilities                                                    522,056
                                                                  ------------
TEMPORARY EQUITY
Common stock, $.001 par value, 60,340,522 shares issued and
  outstanding                                                        122,956
                                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 and
  1,000,000 shares authorized, 2,500,000 shares issued
  and outstanding                                                      2,500
Common stock, $.001 par value, 50,000,000 shares
  authorized and 770,073 shares issued and outstanding                   770
Additional paid-in capital                                            56,303
Accumulated deficit                                                 (704,361)
                                                                  ------------

Total stockholders' equity (deficit)                                (644,788)
                                                                  ------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
        STOCKHOLDERS' EQUITY (DEFICIT)                            $      224
                                                                  ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

                                                    2002              2001
                                               -------------     -------------
REVENUES                                       $         -       $          -
                                               -------------     -------------


EXPENSES
   Organization expenses                                  -           320,000
   Professional fees                                 12,560           135,669
   Accounting and audit fees                          3,500             4,638
   Stock transfer fees                                    -               777
   Administrative and other                           8,004                19
                                               -------------     -------------

Total expenses                                       24,064           461,103
                                               -------------     -------------

NET LOSS PER SHARE BASIC AND DILUTED           $    (24,064)      $  (461,103)
                                               =============     =============

LOSS PER SHARE                                 $      (0.03)      $     (0.61)
                                               =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 770,073           750,073
                                               =============     =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001


                                     Preferred Stock           Common Stock   Additional
                                                                                Paid-In        Accumulated
                                  Shares       Amount    Shares      Amount     Capital          Deficit               Total
                                 ----------  --------   ---------  --------   ------------    -------------      -------------
BALANCE, MAY 31, 2001                   -    $     -     750,000   $    750   $ 2,176,176     $ (2,182,602)      $     (5,676)
Cancellation of common shares
for recapitalization                    -          -    (492,486)      (492)          492               -                  -
Recapitalization                        -          -     492,486        492    (2,144,445)       2,182,602             38,649
Issuance of stock for services          -          -      20,000         20         1,580               -               1,600
Net loss for the three months
ended August 31, 2001                   -          -           -          -             -         (461,103)          (461,103)
                                 ----------  --------   ---------  --------   ------------    -------------      -------------

BALANCE, AUGUST 31, 2001                -    $     -     770,073   $    770   $    33,803     $   (461,103)      $   (426,530)
                                 ==========  ========   =========  ========   ============    =============      =============

BALANCE, MAY 31, 2002            2,500,000   $ 2,500     770,073   $    770   $    56,303     $   (680,297)      $   (620,724)

Net loss for the three months
ended August 31, 2002                    -         -         -                           -         (24,064)           (24,064)

                                 ----------  --------   ---------  --------   ------------    -------------      -------------

BALANCE, AUGUST 31, 2002         2,500,000   $ 2,500     770,073   $    770   $    56,303     $   (704,361)      $   (644,788)
                                 ==========  ========   =========  ========   ============    =============      =============





The accompanying notes are an integral part of these condensed consolidated financial statements

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2002



                                                                                Additional
                              Preferred Stock            Common Stock             Paid-In
                             Shares     Amount       Shares        Amount         Capital        Total
                            -------  ----------   ------------  ------------   ------------   -----------

Balance, May 31, 2002           -    $       -     60,340,595    $   60,341     $   62,615     $ 122,956


Activity                        -            -              -             -             -             -
                            ------  -----------   ------------  ------------   ------------   -----------


Balance, August 31, 2002        -    $       -     60,340,595    $   60,341     $   62,615     $ 122,956
                            ======  ===========   ============  ============   ============   ===========


                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001



                                                                                       2002                2001
                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $   (24,064)        $  (461,103)
                                                                                   ------------        ------------

Adjustments to reconcile net loss to net cash
  (used in) operating activities:
  Common stock issued for services                                                           -               1,600

Change in liabilities:
  Increase in accounts payable and accrued expenses                                          4              59,250
                                                                                   ------------        ------------
                  Total adjustments                                                          4              60,850
                                                                                   ------------        ------------

                  Net cash used in operating activities                                (24,060)           (400,253)
                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debentures                                                                   -             404,550
  Proceeds from loan payable                                                            24,060                   -
                                                                                   ------------        ------------

                  Net cash provided by financing activities                             24,060             404,550
                                                                                   ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    -               4,297

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            224                 253
                                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $       224         $     4,550
                                                                                   ============        ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
                                                                                   $                   $
                                                                                             -               1,600
                                                                                   ------------        ------------
  Common Stock Issued for Services
                                                                                   ------------        ------------



                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2002 AND 2001 (UNAUDITED)

Note 1-  Organization and Basis of Presentation

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2002 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity and cash flows for the periods presented.

         The Company was incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired May 7, 2000, when a certificate of renewal was issued.

         On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("Acquisition Corp.") purchased 492,480 shares of the Company's common stock ("VAOM Common Stock") from certain stockholders for $350,000 pursuant to a stock purchase agreement dated August 27, 2001. Simultaneously, the Company entered into an escrow agreement with these stockholders pursuant to which $50,000 was escrowed for 60 days as security. At this time, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures (the "Acquisition Corp. Debentures").

         On August 29, 2001, Acquisition Corp. entered into a stock purchase agreement with the then stockholders of Encore Builders, Inc. ("Encore Builders") to purchase all the capital stock of Encore Builders in such a manner that Encore Builders became a wholly-owned subsidiary of Acquisition Corp. Acquisition Corp. purchased all 100 issued and outstanding shares of Encore Builders' common stock ("Encore Builders Common Stock") for $1 and purchased 900 newly issued shares of Encore Builders Common Stock for $470,000, approximately $4,550 of which was paid in cash and $465,450 of which was paid in the form of a promissory demand note. Additionally, for $1 the Company purchased from Acquisition Corp. 9,000 shares of the Company's newly issued stock and Acquisition Corp. at this time became a wholly-owned subsidiary of the Company. All rights and obligations of Acquisition Corp., Encore Builders and any other entity owned by them became binding upon the Company as of August 29, 2001.

         Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the stock of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to this merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Pursuant to the merger, (a) Encore Builders became the

         Company's wholly-owned subsidiary, (b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Acquisition Corp.'s two stockholders was surrendered by them to, and were canceled by, the Company, (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by the Company were canceled by the Company, and (d) the Acquisition Corp. Debentures were surrendered to the Company, canceled, and new debentures, identical to the Acquisition Corp. Debentures, which were convertible into authorized but unissued shares of VAOM Common Stock, were issued by the Company to the holders of the Acquisition Corp. Debentures.

         On November 5, 2001, the Company issued 2.5 million shares of Series A Convertible Preferred Stock to an officer. The fair value of this stock issued was $25,000.

         On March 20, 2002, the President of Encore Builders and another officer of Encore Builders resigned from the Company. The Company authorized its transfer agent to cancel, rescind and void all the VAOM Common Stock issued to the former President of the Company. The transfer agent has put a hold on the 184,994 shares until this matter is resolved. (See Note 11)

Note 2-  Summary of Significant Accounting Policies

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The Company maintains cash and cash equivalent balances at a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

         Fair Value of Financial Instruments

         Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practical to estimate that value. The carrying amount of Company's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

         Stock-Based Compensation

         The Company has elected to follow Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value", which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility.

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

         Revenue and Cost Recognition

         The Company used the completed-contract method to account for its long-term construction type contracts from August 29, 2001 through March 21, 2002.

         The completed-contract method recognizes income only when the contract is completed, or substantially so. Accordingly, costs of contracts in process and current billings are accumulated but there are no interim charges or credits to income other than provisions for losses. A contract may be regarded as substantially completed if remaining costs are not significant in amount. The Company after March 21, 2002 disposed of its wholly-owned subsidiary that was in the long-term construction business. Currently it has no business revenues.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                               August 31,       August 31,
                                                  2002             2001
                                              -----------      -----------

Net loss                                      $  (24,064)      $ (461,103)
                                              -----------      -----------
Weighted-average common shares outstanding
  (Basic)                                        770,073          750,073
Weighted-average common stock equivalents:
  Stock options                                        -                -
  Warrants                                             -                -
Weighted-average common shares outstanding
  (Diluted)                                      770,073          750,073
                                              ===========      ===========

Note 3-  Going Concern

         As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses for the three months ended August 31, 2002 and 2001.

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained operating losses since inception. This fact raises substantial doubt about the Company's ability to continue as a going concern.

         In view of these matters, continuing, as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations and securing a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 4-  Litigation

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

Note 5-  Contingency/Uncertainty

         The Company in the quarter ended February 28, 2002, issued common stock above the Company's authorized amount. The full impact of this over-issuance is unknown at this time. However, the Company had recorded at February 28, 2002, $122,956 of temporary equity. This amount remains on the books at August 31, 2002 until this matter is resolved. This account acts as a reserve for capital that the Company may be required to repay. (See Note 6)

Note 6-  Temporary Equity

         The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended, and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

Note 7-  Stockholders' Deficit

         The Company issued 20,000 shares of VAOM Common Stock to a consultant at fair market value $.08 per share on August 31, 2001 ($1,600).

         The Company issued 2.5 million shares of its Preferred Stock to an officer at fair value on November 5, 2001 ($25,000).

         The Company has issued 60,340,522 shares of VAOM Common Stock that have been classified as temporary equity. (See Note 6). Out of those 60,340,522 million shares, 11,110,595 common shares were also issued in excess of the Company's authorized limit of 50 million shares. The Company has reclassified the corresponding amounts from permanent equity (deficit) to temporary equity.

Note 8-  Loan Payable

         The Company received $24,060 in interest-free advances from an affiliate from June 1, 2002 through August 31, 2002. This loan is payable on demand.

Note 9-  Convertible Debentures Payable

         The Company has convertible debentures outstanding at August 31, 2002 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest until the maturity date of August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement.

Note 10- Related Party Transactions

         In August 2001, pursuant to a stock purchase agreement dated August 27, 2001, the Company's former owners sold 492,480 shares of VAOM common stock to the Company for $350,000.

         On August 27, 2001 Acquisition Corp. issued 15,000 shares of VAOM Common Stock each to Peter Porath, the Company's President and Chief Executive Officer at the time, and Michael Schumacher, the Company's Vice President at the time.

         On August 28, 2001, Acquisition Corp. declared a stock dividend of 462,486 shares of VAOM Common Stock to the new directors of the Company. The Company distributed the remaining 30,000 shares of VAOM Common Stock it owned to the former owners of the Company.

         On August 29, 2001, the Company purchased 9,000 newly issued shares of Acquisition Corp. Common Stock for $1. Christopher Astrom and Braulio Gutierrez were the two stockholders of Acquisition Corp. at the time and had also been granted a stock dividend giving them 37% and 25%, respectively, of VAOM Common Stock.

         On August 29, 2001, Acquisition Corp. entered into an agreement with Encore Builders and with Braulio Gutierrez and Christopher Astrom, the sole stockholders of Encore Builders to purchase Encore Builders Common Stock. At this time, one of the directors of Encore Builders, Christopher Astrom, was a principal stockholder and director of the Company. Encore Builders was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to a construction contract with Conquistador Plaza, Inc. ("Conquistador Plaza") dated January 30, 2001. National Residential Properties, Inc., an affiliate of the Company, was the parent company of Conquistador Plaza. On March 20, 2002, Braulio Gutierrez, who was then the President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then the Vice President, Treasurer, and a director of the Company, resigned from the

         Company. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company and Braulio Gutierrez assigned to the Company his shares of VAOM Common Stock.

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


         The Company has, from time to time, borrowed from its affiliate, National Residential Properties, Inc., to pay various organizational fees and professional fees, including accounting fees, attorneys fees and fees paid to the Company's transfer agent. National Residential Properties, Inc. is an affiliated entity of the Company. As of August 31, 2002, amounts due to National Residential Properties, Inc. are $24,060.

Note 11- Disposal of Business

         On March 20, 2002 the President and another officer resigned their positions at the Company.

         On March 21, 2002 at a special meeting of the Board of Directors, the Company authorized its transfer agent to cancel, rescind and void all the VAOM Common Stock issued to the former President of the Company. The transfer agent has put a hold on the 184,994 shares until this matter is resolved.

         On March 21, 2002, the Company disposed of its only operating business entity, Encore Builders.

         A loan in the amount of $115,057 by Braulio Gutierrez, the Company's former President, in favor of the Company, was transferred to Encore Builders when Encore Builders was separated from the Company.

ITEM 2.       Management's Discussion and Analysis or Plan of Operation.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Overview

         From 1983 until August 29, 2001, Vacation Ownership Marketing, Inc. (the "Company"), a Delaware corporation, was not engaged in any business. Beginning in August of 2001, the Company underwent several changes:

         o Effective August 23, 2001, a 1:20 reverse stock split of the Company's common stock ("VAOM Common Stock") became effective. Pre-split, there were 15 million shares of VAOM Common Stock issued and outstanding; post-split, there were 750,000 shares of VAOM Common Stock issued and outstanding. The Company also amended its Certificate of Incorporation to increase the number of shares of VAOM Common Stock authorized from 15 million to 50 million and increase the number of shares of its preferred stock authorized from 1 million to 10 million.

         o On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("Acquisition Corp.") purchased 492,480 shares (post-split) of VAOM Common Stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc, and Michael Schumacher for $350,000, pursuant to a stock purchase agreement dated August 27, 2001. At the time, these sellers were significant holders of the Company's capital stock and Peter Porath was one of the Company's directors. Simultaneously, Acquisition Corp. entered into an escrow agreement with the sellers mentioned above and Ann Porath, Esq., as the escrow agent, pursuant to which $50,000 was escrowed for 60 days as security for the indemnifications given by the sellers mentioned above under the stock purchase agreement.

         o In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures (the "Acquisition Corp. Debentures"). The Acquisition Corp. Debentures were convertible into Acquisition Corp.'s common stock ("Acquisition Corp. Common Stock") from time to time. The Acquisition Corp. Debentures were offered pursuant to an exemption from Section 5 of the Securities Act of 1933, as amended (the "Securities Act"). See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model."

         o Thereafter, as contemplated by the stock purchase agreement, and for services rendered, Acquisition Corp. issued 15,000 shares each of VAOM Common Stock (which it then owned) to Messrs. Porath and Michael Schumacher, and subsequently the Company issued 20,000 shares of VAOM Common Stock to NevWest Securities Corporation.

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

         o On August 29, 2001, Acquisition Corp. entered into an agreement with Christopher Astrom and Braulio Gutierrez, who were then the sole stockholders of Encore Builders, Inc. ("Encore Builders") and with Encore

              Builders, to purchase Encore Builders' common stock ("Encore Builders Common Stock"). Encore Builders was at the time a general contractor in the business of building multi-family residential apartment units. Acquisition Corp. purchased all of the issued and outstanding Encore Builders Common Stock from its two stockholders for $1 and 900 shares of Encore Builders Common Stock from Encore Builders for $470,000. Approximately $4,550 was paid in cash and $465,450 was paid in the form of an Acquisition Corp. Demand Note. Encore Builders was at the time a general contractor in the business of building multi-family residential apartment units.

         o On August 29, 2001, the Company purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez) for $1. This acquisition gave the Company 90% of the outstanding Acquisition Corp. Common Stock.

         o Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the stock of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to this merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Thus, (a) Encore Builders became the Company's wholly-owned subsidiary, (b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 shares) were surrendered by them to, and were canceled by, the Company, (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by the Company were canceled by the Company, and (d) the Acquisition Corp. Debentures were surrendered to the Company, canceled, and new debentures (the "VAOM Debentures"), identical to the Acquisition Corp. Debentures, which were convertible into authorized but unissued shares of VAOM Common Stock, were issued by the Company to the holders of the Acquisition Corp. Debentures.

         o Subsequently, the holders of the VAOM Debentures exercised their rights to convert the VAOM Debentures into VAOM Common Stock. As a result of the conversion, coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than were authorized.

         o The Acquisition Corp. Debentures were issued, exchanged into VAOM Debentures and converted pursuant to exemptions from Section 5 of the Securities Act. The ability to rely on these exemptions has since been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission has compelled the Company to record all possible claims within the past year as temporary equity, rather than permanent equity. While one year has passed from the initial placement of the VAOM Debentures, many of the VAOM Debentures were converted in the second fiscal quarter of 2002. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission. See "RISK FACTORS - Risks Related to Legal Uncertainties".

         o On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of VAOM Common Stock and has a vote equivalent to one share of VAOM Common Stock. However, because the Company has ssued shares of VAOM Common Stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into VAOM Common Stock.

         o On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. as escrow agent entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of VAOM Common Stock with Sroya Holdings Company, Inc. for conversion of the VAOM Debentures.

         o The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations.

Encore Builders

         Encore Builders, the Company's former wholly-owned subsidiary, was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, Inc. ("Conquistador Plaza") dated January 30, 2001, for a fixed price of $3,111,289. This project was funded by Conquistador Plaza through a mortgage in the principal amount of approximately $4.6 million provided by First Housing Development Corporation of Florida, Inc. Encore Builders was paid on a construction draw-down basis as it completed its work. The construction contract between Encore Builders and Conquistador Plaza provided that the construction would be completed by October 29, 2001, and further provided for liquidated damages payable by Encore Builders to Conquistador Plaza in the amount of $1,395.50 per day for each day after October 29, 2001, that the project was not completed.

         Because Encore Builders did not finish construction on time, the Project was not completed. Conquistador Plaza and its parent company, National Residential Properties, Inc., an affiliate of the Company, initially determined that it would be best served by waiving liquidated damages. Subsequently, Conquistador Plaza reevaluated this decision and declared Encore Builders in default of its construction contract.

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of VAOM Common Stock. The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of VAOM Common Stock. The Company's transfer agent has put a hold on this VAOM Common Stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to end the Company's relationship with Encore Builders. If so, the transaction could be challenged.

         On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, in the amount of $504,000, and Conquistador Plaza asserted a claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation. On October 7, 2002, Conquistador Plaza sold the Conquistador Plaza development to Shamrock in the Gables.

Outlook and Plan of Operation

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

         The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires any merger or acquisition candidate to comply with all applicable reporting requirements, which include providing audited financial statements within the numerous filings relevant to complying with the Exchange Act. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Recent Accounting Pronouncements

         The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the Consolidated Financial Statements.

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

Risks Related to Legal Uncertainties

The Company May Have Violated Delaware State Law

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of October 10, 2002, the

Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized. Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be void or voidable. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, then the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount.

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not obtaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged.

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

The Company Is Under Review by the SEC

         In December 12, 2001, the Company filed an Information Statement on
Schedule 14C with the Securities and Exchange Commission (the "SEC") to increase the number of shares of authorized VAOM Common Stock, among other things, but has not been able to obtain the SEC's approval of the Information Statement nor, consequently, increase the number of shares of authorized VAOM Common Stock. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the Acquisition Corp. Debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit. Further, although from time-to-time the Company enters into agreements for the sale of its properties, there can be no assurance that the Company will be successful in completing any of these agreements of sale, all of which are subject to material contingencies, including, but not limited to financing and local governmental approvals.

Other Risks

The Company's Stock Price Has Declined Significantly and May Not Rebound

         The trading price of VAOM Common Stock has declined significantly since approximately October of 2001. The market for VAOM Common Stock is essentially non-existent and there can be no assurance of a change in the immediate future.

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

ITEM 3.       Controls and Procedures

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  Legal Proceedings

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

ITEM 2.  Changes In Securities And Use Of Proceeds

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. See "RISK FACTORS - Risks Related to Legal Uncertainties."

         In December 12, 2001, the Company filed an Information Statement on
Schedule 14C with the SEC to increase the number of shares of authorized VAOM Common Stock, among other things, but has not been able to obtain the SEC's approval of the Information Statement nor, consequently, increase the number of shares of authorized VAOM Common Stock. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. See "RISK FACTORS - Risks Related to Legal Uncertainties."

ITEM 3.  Defaults Upon Senior Securities

         See the discussion in Part I, Item 2 and "RISK FACTORS - Risks Related to Legal Uncertainties" regarding the Company's inability to provide VAOM Common Stock to the VAOM Debenture holders upon conversion of the VAOM Debentures, which items are incorporated into this Item 3 by this reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

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

The Market

         The Company is no longer involved in the construction industry and, therefore, the construction market is not applicable to the Company. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The market for entering into business opportunities presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act may be limited in light of increased government regulation of public companies, including the recently enacted Sarbanes-Oxley Act of 2002. See "RISK FACTORS -- Risks Related to the Company's Financial Condition and Business Model."

The Competition

         The Company does not have competition at this time as the Company has had no operating business since on or about March 20, 2002.

Legal Uncertainties

         The Company faces significant legal uncertainties, as more fully described in "RISK FACTORS - Risks Related to Legal Uncertainties."

Employees

         Other than Christopher Astrom, who is the Chief Executive Officer and Chief Financial Officer of the Company, and Richard Astrom, who is the Secretary of the Company, the Company has no employees and does not anticipate hiring any employees in the near future. Neither Christopher Astrom nor Richard Astrom have received compensation for their employment during the Company's current fiscal year.

ITEM 6.       Exhibits And Reports On Form 8-K

(a)      Exhibits:

Exhibit
Number                                                            Description

  3.1 Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company's annual report on Form 10-KSB filed October 4, 2002).
  3.2 Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's annual report on Form 10-KSB filed October 4, 2002).
  4.1 8% Series A Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003 (previously filed as Exhibit 4.1 to Form 10-QSB filed January 18, 2002).
  4.2 Certificate of Designation of Series A Preferred Stock filed November 5, 2001 (previously filed as Exhibit 2.3 to Form 10-QSB filed on January 18, 2002).

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended August 30, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                                   VACATION OWNERSHIP MARKETING, INC.

Date:     October 15, 2002         By: /s/ CHRISTOPHER ASTROM
                                       -----------------------------------------
                                       Christopher Astrom
                                       Chief Executive Officer
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  CERTIFICATION


         The undersigned, in his capacity as an officer of Vacation Ownership Marketing, Inc. provides the following certification required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, Christopher Astrom, certify that:

         o I have reviewed this quarterly report on Form 10-QSB of Vacation Ownership Marketing, Inc.;

         o Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         o Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Vacation Ownership Marketing, Inc. as of, and for, the periods presented in this annual report.

Dated:  October 15, 2002

/s/ CHRISTOPHER ASTROM
---------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer