Form 10QSB
period 2002-11-30
VACATION OWNERSHIP MARKETING INC
filed 2003-01-21
CIK 61500

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------



                                   FORM 10-QSB

      |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 ---------------



                                     0-9879

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                  ------------



                       VACATION OWNERSHIP MARKETING, INC.

             (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                                13-2648442
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation)                                         Identification Number)
                                  6915 RED ROAD
                                   SUITE #222
                           CORAL GABLES, FLORIDA 33143
                                 (305) 666-6565

               (Address, including zip code, and telephone number,
                  of registrant's principal executive offices)

                                                            ------------



         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of January 17, 2002, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|
--------------------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..................................................3
     ITEM 1.      Financial Statements........................................3
     ITEM 2. Management's Discussion and Analysis or Plan of Operation..14 RISK FACTORS 19
     ITEM 3.      Controls and Procedures....................................22
PART II  OTHER INFORMATION...................................................23
     ITEM 1.      Legal Proceedings..........................................23
     ITEM 2.      Changes In Securities And Use Of Proceeds..................23
     ITEM 3.      Defaults Upon Senior Securities............................23
     ITEM 4.      Submission of Matters to a Vote of Security Holders........23
     ITEM 5.      Other Information..........................................23
     ITEM 6.      Exhibits And Reports On Form 8-K...........................25
SIGNATURES...................................................................26
CERTIFICATION................................................................26

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

                                      ASSET

CURRENT ASSET
   Cash and cash equivalents....................................................    $     1,758
                                                                                    -----------

TOTAL ASSET.....................................................................    $     1,758
                                                                                    ===========

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................    $   106,937
   Short-term notes and advances payable........................................        65,5680
   Debentures payable...........................................................        400,202
                                                                                    -----------

         TOTAL LIABILITIES......................................................        572,699
                                                                                    -----------

TEMPORARY EQUITY,  11,110,522 issued and outstanding............................         22,640
                                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding 2,500
   Common stock, $.001 par value, 50,000,000 shares authorized and 50,000,000
     shares issued and outstanding..............................................         50,000
   Additional paid-in capital...................................................        107,389
   Accumulated deficit..........................................................       (753,470)
                                                                                    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)...................................       (593,581)
                                                                                    -----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)..........    $     1,758
                                                                                    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                    SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                            ------------------------------      ------------------------------
                                                             NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,
                                                                 2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------
OPERATING REVENUES
   Revenue...............................................   $          -      $          -      $          -      $          -

COST OF REVENUES.........................................              -                 -                 -                 -
                                                            ------------      ------------      ------------      ------------

GROSS PROFIT.............................................              -                 -                 -                 -
                                                            ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Organization expenses.................................              -           320,000                 -                 -
   Professional fees.....................................         46,307           205,869            33,747            70,200
   Accounting and audit fees.............................          7,000             6,977             3,500             2,339
   Stock transfer fees...................................          3,603               852             3,603                75
   Administrative and Other..............................            255            57,271               255            57,252
      TOTAL OPERATING EXPENSES...........................         57,165           590,969            41,105           129,866
                                                            ------------      ------------      ------------      ------------

LOSS BEFORE OTHER (EXPENSE)..............................        (57,165)         (590,969)          (41,105)         (129,866)
                                                            -------------     -------------     -------------     -------------

OTHER (EXPENSE)
   Amortization of discount on debenture conversions.....              -           (39,223)                -           (39,223)
   Interest expense......................................        (16,008)           (9,611)           (8,004)           (9,611)
                                                            -------------     -------------     -------------     -------------
      TOTAL OTHER (EXPENSE)..............................        (16,008)          (48,834)           (8,004)          (48,834)
                                                            -------------     -------------     -------------     -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES...............   $    (73,173)     $   (639,803)     $    (49,109)     $   (178,700)
                                                            ============      ============      ============      ============
      PROVISION FOR INCOME TAXES.........................              -                 -                 -                 -
                                                            ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES.....................   $    (73,173)     $   (639,803)     $    (49,109)     $   (178,700)
                                                            ============      ============      ============      ============

NET LOSS PER BASIC AND DILUTED SHARES....................   $   (0.00344)     $   (0.84177)     $   (0.00117)     $   (0.23206)
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.....     21,282,500           760,073        41,795,000           770,073
                                                           =============     =============     =============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                              PREFERRED STOCK           COMMON STOCK     ADDITIONAL
                                            -------------------    -------------------    PAID-IN      ACCUMULATED
                                             SHARES      AMOUNT       SHARES    AMOUNT    CAPITAL        DEFICIT         TOTAL
                                            ---------  --------   ----------  --------   -----------   -----------    -----------
BALANCE, MAY 31, 2001.....................          -  $      -      750,000  $    750   $ 2,176,176   $(2,182,602)   $    (5,676)

Cancellation of common shares for
   recapitalization.......................          -         -     (492,486)     (492)          492             -              -

Recapitalization..........................          -         -      492,486       492    (2,144,445)    2,182,602         38,649

Issuance of stock for services............          -         -       20,000        20         1,580             -          1,600

Preferred stock issued to officer.........  2,500,000     2,500            -         -        22,500             -         25,000

Net loss for the six months ended November
   30, 2001...............................          -         -            -         -             -      (639,803)      (639,803)
                                            ---------  --------   ----------  --------   -----------   -----------    -----------

BALANCE, NOVEMBER 30, 2001................  2,500,000  $  2,500      770,000  $    770   $    56,303   $  (639,803)   $  (580,230)
                                            =========  ========   ==========  ========   ===========   ===========    ===========

BALANCE, MAY 31, 2002.....................  2,500,000  $  2,500      770,000  $    770   $    56,303   $  (680,297)   $  (620,724)

Reclassification of shares to permanent
   stockholders' equity (deficit).........          -         -   49,230,000    49,230        51,086             -        100,316

Net loss for the six months ended November
   30, 2002...............................          -         -            -         -             -       (73,173)       (73,173)
                                            ---------  --------   ----------  --------   -----------   -----------    -----------

BALANCE, NOVEMBER 30, 2002................  2,500,000  $  2,500   50,000,000  $ 50,000   $   107,389   $  (753,470)   $  (593,581)
                                            =========  ========   ==========  ========   ===========   ===========    ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002


                               PREFERRED STOCK              COMMON STOCK
                              ------------------    -----------------------------       ADDITIONAL
                              SHARES      AMOUNT       SHARES          AMOUNT         PAID-IN CAPITAL       TOTAL
                              ------     -------    --------------    -----------       -----------      -----------
Balance, May 31, 2001.......       -     $     -                -    $         -       $         -      $         -

Common stock issued
   for debt conversion,
   interest expense and
   discount on
   convertible
   debentures...............       -           -       33,740,595         33,741            84,499          118,240
                              ------     -------    --------------    -----------       -----------      -----------

Balance, November 30, 2001..       -     $     -       33,740,595    $    33,741       $    84,499      $   118,240
                              =======    ========   ==============    ===========       ===========      ===========

Balance, May 31, 2002.......       -     $     -       60,340,522    $    60,341       $    62,615      $   122,956

Reclassification of
   shares to permanent
   stockholders' equity
   (deficit)................       -           -      (49,230,000)       (49,230)          (51,086)        (100,316)
                              ------     -------    --------------    -----------       -----------      -----------

Balance, November 30, 2002..       -           -       11,110,522    $    11,111       $    11,529      $    22,640
                              ------     -------    ==============    ===========       ===========      ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                                  NOVEMBER 30,          NOVEMBER 30,
                                                                                      2002                  2001
                                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..................................................................    $     (73,173)        $    (639,803)
                                                                                 -------------         -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES:
   Common stock issued for services..........................................                -                26,600
   Amortization on discount of debenture conversions.........................                -                39,223
   Common stock issued for interest payment..................................                -                 1,306

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) in accounts receivable.........................................                -               (12,034)
   (Increase) in officers' loans receivable..................................                -                (2,011)
   Increase in billings in excess of costs on uncompleted contracts..........                -                65,153
   Increase in accounts payable and accrued expenses.........................            9,147                53,963
                                                                                 -------------         -------------
         TOTAL ADJUSTMENTS...................................................            9,147               172,200
                                                                                 -------------         -------------

         NET CASH USED IN OPERATING ACTIVITIES...............................          (64,026)             (467,603)
                                                                                 -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debentures..................................................                -               444,550
   Proceeds from loan payable................................................           65,560                22,800
                                                                                 -------------         -------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES...........................           65,560               467,350
                                                                                 -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................            1,534                  (253)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD..............................              224                   253
                                                                                 -------------         -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $       1,758         $           -
                                                                                 =============         =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

   Debentures payable converted..............................................    $           -         $      42,239
                                                                                 =============         =============

   Interest expense converted................................................    $           -         $       1,306
                                                                                 =============         =============

   Stock issued for compensation and services................................    $           -         $      26,600
                                                                                 =============         =============

   Amortized discount on debenture conversions...............................    $           -         $      39,223
                                                                                 =============         =============

   Stock issued for accrued expenses related to debentures...................    $           -         $      35,472
                                                                                 =============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     NOVEMBER 30, 2002 AND 2001 (UNAUDITED)

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

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity, and cash flows for the periods presented.

The Company was incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

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

On August 29, 2001, Acquisition Corp. entered into a stock purchase agreement with the then stockholders of Encore Builders, Inc. ("Encore Builders") to purchase all the capital stock of Encore Builders in such a manner that Encore Builders became a wholly-owned subsidiary of Acquisition Corp. Acquisition Corp. purchased all 100 issued and outstanding shares of stock for $1 and purchased 900 newly issued shares of Encore Builders Common Stock for $470,000, approximately $4,550 of which was paid in cash and $465,450 in the form of a promissory demand note. Additionally, for $1 the Company purchased from Acquisition Corp., 9,000 shares of the Company's newly issued stock and Acquisition Corp. at this time became a wholly-owned subsidiary of the Company. All rights and obligations of Acquisition Corp., Encore Builders and any other entity owned by them became binding upon the Company as of August 29, 2001.

Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the stock of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to this merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Pursuant to the merger, (a) Encore Builders became the Company's wholly-owned subsidiary,
(b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Acquisition Corp.'s two stockholders was surrendered by them to, and were cancelled by, the Company, (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by the Company were cancelled by the Company, and (d) the Acquisition Corp. Debentures were surrendered by the Company, cancelled, and new debentures, identical to the Acquisition Corp. Debentures, which were convertible into authorized but unissued shares of VAOM Common Stock, were issued by the Company to the holders of the Acquisition Corp. Debentures.

On November 5, 2001, the Company issued 2.5 million shares of Series A Convertible Preferred Stock to an officer. The fair value of this stock issued was $25,000.

On March 20, 2002, the President of Encore Builders and another officer of Encore Builders resigned from the Company. The Company authorized its transfer agent to cancel, rescind and void all the VAOM Common Stock issued to the former President of the Company. The transfer agent has put a hold on the 184,994 shares until this matter is resolved. (See Note 11).

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                               NOVEMBER 30,      NOVEMBER 30,
                                                   2002              2001
                                               -----------       -----------

Net loss                                        $ (73,173)       $ (639,803)
                                               -----------       -----------
Weighted-average common shares outstanding
  (Basic)                                      21,282,500           750,073
Weighted-average common stock equivalents:
  Stock options                                         -                 -
  Warrants                                              -                 -
Weighted-average common shares outstanding
  (Diluted)                                    21,282,500           750,073
                                               ===========       ===========


NOTE 3-           GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, The Company incurred net losses for the six months ended November 30, 2002 and 2001.

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

NOTE 5-           CONTINGENCY/UNCERTAINTY

The Company in the quarter ended February 28, 2002, issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. However, the requirements of the exemptions relied on do not appear to have been satisfied. The full impact of these items were unknown at this time. As a result, the Company had recorded at February 28, 2002, $122,956 of temporary equity. This amount has been reduced in the quarter ended November 30, 2002 for the reclassification of shares from temporary equity to permanent stockholders' equity to $22,640 which represents the amount for the over issuance of shares issued. This account acts as a reserve for capital that the Company may be required to repay. (See Note 6).

NOTE 6-           TEMPORARY EQUITY

The Company has recorded on its balance sheet as a temporary equity account the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit) to the extent they were not issued above the Company's authorized amount. Temporary equity at November 30, 2002 and 2001, were $22,640 and $118,240, respectively.

NOTE 7-           STOCKHOLDERS' DEFICIT

The Company issued 20,000 shares of VAOM Common Stock to a consultant at fair market value $.08 per share on August 31, 2001 ($1,600).

The Company issued 2.5 million shares of its Preferred Stock to an officer at fair value on November 5, 2001 ($25,000).

As of September 10, 2002, the Company had issued 60,340,522 shares of VAOM Common Stock that had been classified as temporary equity. (See Note 6). Out of those 60,340,522 million shares, all but the 11,110,595 common shares that were issued in excess of the Company's authorized limit of 50 million shares have been classified back to permanent stockholders' equity (deficit). The shares that were issued over the authorized limit of 50 million shares at November 30, 2002 remain in temporary equity.

NOTE 8-           SHORT-TERM NOTES AND ADVANCES PAYABLE

In the period June 1, 2002 through November 30, 2002, the Company has received a total of $65,560 either in the form of short-term promissory notes bearing interest at 15% annually, or through advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. (See Note 10).

NOTE 9-           CONVERTIBLE DEBENTURES PAYABLE

The Company has convertible debentures outstanding at November 30, 2002 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest until the maturity date of August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement.

NOTE 10- RELATED PARTY TRANSACTIONS

In August 2001, pursuant to a stock purchase agreement dated August 27, 2001, the Company's former owners 492,480 shares of VAOM common stock to the Company for $350,000.

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

Encore Builders was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to construction contract with Conquistador Plaza, Inc. ("Conquistador Plaza") dated January 30, 2001. National Residential Properties, Inc., an affiliate of the Company, was the parent company of Conquistador Plaza. On March 20, 2002, Braulio Gutierrez, who was then the President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then the Vice President, Treasurer, and a director of the Company, resigned from the Company. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company and Braulio Gutierrez assigned to the Company his shares of VAOM Common Stock.

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

As discussed in Note 8, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of November 30, 2002, the Company has outstanding amounts due its affiliates of $65,560. Of this amount $44,560 is due National Residential Properties, Inc., $5,000 is due Prime Rate Investors, Inc., and $16,000 is due Genesis Capital Corporation of Nevada.

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

NOTE 12-          NOVEMBER 30, 2001 FINANCIAL INFORMATION

The historical financial information contained in these condensed consolidated financial statements does not reflect financial information contained in the Company's quarterly report on Form 10-QSB for the quarter ended November 30, 2001 as this information has been corrected since the filing of that report. The Company has been in contact with the SEC regarding amendments to the November 30, 2001 quarterly report and others, and plans to restate the financial information included in that report in the future when the Company has resolved the SEC's comments.

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

         o The Acquisition Corp. Debentures were issued, exchanged into VAOM Debentures and converted pursuant to exemptions from Section 5 of the Securities Act. The ability to rely on these exemptions has since been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission has compelled the Company to record all possible claims within the past year as temporary equity, rather than permanent equity. One year has passed both from the initial placement of the VAOM Debentures and $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) were converted over one year ago. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, any action filed against the Company based on an alleged violation of Section 5 should be barred.

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

         o The escrow agreement provides that if the Company does not have a sufficient number of shares of VAOM Common Stock to meet the requirement of 100 million shares, it must deposit with Sroya Holdings the number of shares of VAOM Common Stock authorized but unissued, and upon authorization of a sufficient additional number of shares, deposit additional shares with Sroya Holdings. Further, pursuant to the escrow agreement, notices of conversion of the VAOM Debentures must be simultaneously sent to the Company and to Sroya Holdings as shares issued upon conversion of the VAOM Debentures are released by Sroya Holdings. The escrow agreement calls for the deposit of "freely tradeable" securities into the escrow. At the time the Company entered into the escrow agreement, it believed it could rely on an exemption to Section 5 of the Securities Act to issue the VAOM Common Stock to be used upon conversion of the VAOM Debentures. The Company currently believes that it will not be able to rely on an exemption to Section 5 of the Securities Act and, as such, will not be able to deposit "freely tradeable" securities into the escrow. Choosing not to deposit "freely tradeable" securities into the escrow may constitute a breach under the terms of the VAOM Debentures. For further discussion of this matter, see the discussion under "Liquidity and Capital Resources". As of the date of this report, Sroya Holdings does not hold any shares of VAOM Common Stock. The Company does not plan to issue additional Common Stock to Sroya Holdings. The Company and the holders of the VAOM Debentures agreed to indemnify Sroya Holdings, pursuant to the terms of the escrow agreement, for acts relating to the escrow of VAOM Common Stock.

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

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of VAOM Common Stock. The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of VAOM Common Stock. The Company's transfer agent has put a hold on this VAOM Common Stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to end the Company's relationship with Encore Builders. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources. The Company intends to file a proxy statement on Schedule 14A in the near future to seek stockholder approval to, among other things, ratify the assignment.

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

         The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires any merger or acquisition candidate to comply with all applicable reporting requirements, which include providing audited financial statements within the numerous filings relevant to complying with the Exchange Act. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. Additionally, the Company believes it will not be able to engage in a business combination transaction until the overissuance of VAOM Common Stock is cured and the Company increases the authorized number of shares of VAOM Common Stock.

PLAN OF OPERATIONS

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from National Residential Properties, Inc., an affiliate of the Company and believes it can satisfy its cash requirements so long as it is able to obtain financing from National Residential Properties, Inc. The Company currently expects that money borrowed from National Residential Properties, Inc. will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

The Company Currently Has No Operations

         The Company has had no operations since the resignation on March 20, 2002 of the Company's President, Braulio Gutierrez and subsequent return of the Company's Encore Builders Common Stock to Braulio Gutierrez.

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

RISKS RELATED TO LEGAL UNCERTAINTIES

The Company Believes It Has Violated Delaware State Law

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of January 14, 2003, the Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized.

Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be voidable, but can be cured. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, then the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount in an amount equal to 11,110,595 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.084 to $.0001 per share). As trading has been halted on VAOM Common Stock, the overissuance, together with the Company's inability to increase its authorized number of shares has practically eliminated the Company's ability to raise capital. The Company believes it will not be able to continue trading VAOM Common Stock, increase its capital resources or engage in a business combination transaction until the overissuance is cured and the Company increases the authorized number of shares of VAOM Common Stock.

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not attaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources. The Company intends to file a proxy statement on
Schedule 14A in the near future to seek stockholder approval to, among other things, ratify the assignment.

The Company May Face Litigation for Issuing Securities in Violation of Section 5 of the Securities Act.

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of VAOM Common Stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.
Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of VAOM Common Stock received upon conversion of the VAOM Debentures are barred by this statute of limitations, the Company can reclassify certain amounts from temporary equity to permanent stockholder equity. One year has passed both from the initial placement of the VAOM Debentures and $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) were converted over one year ago. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, any action filed against the Company based on an alleged violation of Section 5 should be barred.

         As of the date of this report, the Company has not received $425,450 in additional proceeds from the sale of debentures and has $400,202 in VAOM Debentures outstanding. The Company has no plans to issue additional VAOM Debentures for any amounts not yet received and has no plans to permit outstanding VAOM Debentures to be converted.

The Company May Not be Able to Raise Additional Capital

         On December 12, 2001, the Company filed an Information Statement on
Schedule 14C with the Securities and Exchange Commission (the "SEC") to increase the number of shares of authorized VAOM Common Stock, among other things. Until the SEC is satisfied that the Company has complied with the securities laws, the Company will not be able to increase the number of shares of authorized VAOM Common Stock. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the Acquisition Corp. Debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

The Company May be in Default of the VAOM Debentures

         It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional VAOM Common Stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative on the Company's capital resources and would also negatively affect the Company's liquidity.

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

ITEM 3.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures or system in place for processing and assembling information to be disclosed in the Company's periodic reports. Information is retained by the Company and relayed to the Company's counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation during this reporting period.

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

         On December 12, 2001, the Company filed an Information Statement on
Schedule 14C with the SEC to increase the number of shares of authorized VAOM Common Stock, among other things. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. See "RISK FACTORS - Risks Related to Legal Uncertainties."

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

REGISTRATION OF SECURITIES

         The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and that is issuing "penny stock". So long as the Company continues to be a blank check company any registration statement filed by the Company will need to comply with Rule 419. Rule 419 requires, among other things, that the proceeds of the offering and the securities issued pursuant to the offering be placed in escrow for the benefit of the investors of the securities. The offering must be made pursuant to an initial registration statement that meets the disclosure requirements of Rule 419, and the company must file and deliver to the investors a post-effective amendment upon execution of any agreement for the acquisition of one or more businesses or assets that will constitute the company's business. The investors must confirm their investments within prescribed time limits following the filing of the post-effective amendment, and the acquisition will be consummated only if the company is in receipt of confirmations from a sufficient number of investors to permit consummation (which must occur not more than 18 months following the effective date of the initial registration statement). However, any investor that does not confirm an investment is entitled to return of escrowed funds.

         Additionally, it is the SEC's view that promoters and affiliates of a blank check company may resell their securities only in a registered offering, as Rule 144, promulgated under the Securities Act is not available. As such, the Company believes that any resale of VAOM Common Stock by a promoter or affiliate of the Company would have to be done in a registered offering that complies with Rule 419.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit
   Number                           Description
   ------                           -----------
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

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended November 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                                     VACATION OWNERSHIP MARKETING, INC.

Date:     January 21, 2003           By:      /s/ Christopher Astrom
                                        ----------------------------------
                                                Christopher Astrom
                                               Chief Executive Officer
                            Chief Financial Officer(Principal Financial Officer)

                                  CERTIFICATION

         The undersigned, in his capacity as an officer of Vacation Ownership Marketing, Inc. provides the following certification required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. ss.240.13a-14.

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

         o Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Vacation Ownership Marketing, Inc. as of, and for, the periods presented in this annual report;

         o I am responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) and I have:

              o designed such disclosure controls and procedures to ensure that material information relating to Vacation Ownership Marketing, Inc., including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

              o evaluated the effectiveness of Vacation Ownership Marketing, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              o presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluations as of the Evaluation Date;

         o I have disclosed, based on my most recent evaluation, to Vacation Ownership Marketing, Inc.'s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         o all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect Vacation Ownership Marketing, Inc.'s ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weakness in internal controls; and

         o any fraud, whether or not material, that involves management or other employees who have a significant role in Vacation Ownership Marketing, Inc.'s internal controls; and

         o I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  January 21, 2003

/s/ Christopher Astrom
-----------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer