Form 10KSB/A
period 2002-05-31
VACATION OWNERSHIP MARKETING INC
filed 2003-04-04
CIK 61500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------



                                  FORM 10-KSB/A

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for its most recent fiscal year:  $0

         The aggregate market value of voting stock held by non-affiliates of the registrant as of April 1, 2003 was $36,848.94 (based on the last reported sale price of $.001 per share on September 12, 2002).

         The number of shares of the registrant's common stock outstanding as of April 1, 2003 was 61,110,595.

--------------------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                        2002 FORM 10-KSB/A ANNUAL REPORT
                                TABLE OF CONTENTS
PART I.............................................................................................................  3
    Restatement Information........................................................................................  3
    ITEM 1.      Business..........................................................................................  4
    RISK FACTORS...................................................................................................  8
    ITEM 2.      Properties........................................................................................ 11
    ITEM 3.      Legal Proceedings................................................................................. 11
    ITEM 4.      Submission of Matters to a Vote of Security Holders............................................... 11
PART II............................................................................................................ 12
    ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................. 12
    ITEM 6.      Management's Discussion and Analysis or Plan of Operation......................................... 14
    ITEM 7.      Financial Statements.............................................................................. 22
    ITEM 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............. 36
PART III........................................................................................................... 37
    ITEM 9.      Directors and Executive Officers of the Registrant Board of Directors............................. 37
    ITEM 10.     Executive Compensation............................................................................ 38
    ITEM 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.... 38
    ITEM 12.     Certain Relationships and Related Transactions.................................................... 39
    ITEM 13.     Exhibits and Reports on Form 8-K.................................................................. 41
    ITEM 14.     Controls and Procedures........................................................................... 41
SIGNATURES......................................................................................................... 42
CERTIFICATION...................................................................................................... 42

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

                                     PART I
RESTATEMENT INFORMATION

         The Company, in consultation with its independent accountants, is restating, on an annualized basis, its consolidated financial statements for the Company's fiscal year ended May 31, 2002. The effect of this restatement is to change financial information presented for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. The Company's restatement contains adjustments that fall into four categories.

         The first category of adjustments arise from the recognition of $404,192 of expenses associated with the Company's merger and recapitalization in its proper period. The effect of this adjustment is to change the Company's first quarter balance sheet to reflect the merger and recapitalization.

         The second category of adjustments utilizes the completed contract method for Encore Builders, Inc. which at the time was the Company's wholly-owned subsidiary. This policy recognizes income only when the contract is completed, or substantially so. This adjustment affects the second quarter ended November 30, 2001 and the third quarter ended February 28, 2002.

         The third category of adjustments pertains to the VAOM Debentures. Pursuant to this adjustment, amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized in the second quarter ended November 30, 2001 is being reflected. The Company is also reflecting $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest in the third quarter ended February 28, 2002.

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

         As the effects of this restatement will be reflected in this annual report on Form 10-KSB/A and the Company's quarterly reports for the periods ended August 31, 2002, November 30, 2002 and February 28, 2003, the Company does not plan to file amended quarterly reports for the periods ended August 31, 2001, November 30, 2001 and February 28, 2002. The following, however, is a summary of the cumulative effect of the restatement of the Company's net loss for these quarters:

NET LOSS FOR THE PERIOD ENDED AUGUST 31, 2001

  NET LOSS, AS PREVIOUSLY STATED                                      ($56,911)
        Organization costs - merger                                   (320,000)
        Professional fees - merger                                     (84,192)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($461,103)
                                                                     ==========

NET LOSS FOR THE PERIOD ENDED NOVEMBER 30, 2001
  THREE MONTHS ENDED NOVEMBER 30, 2001
        NET LOSS, AS PREVIOUSLY STATED                                ($32,013)
        Interest expense - debentures                                   (9,611)
        Amortization of discount on debenture conversions              (39,223)
        Legal fees - debentures                                        (45,200)
        Fees - investors                                               (52,653)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($178,700)
                                                                     ==========
  SIX MONTHS ENDED NOVEMBER 30, 2001
        NET LOSS, AS PREVIOUSLY STATED                                ($88,924)
        Organization costs - merger                                   (320,000)
        Professional fees - merger                                     (84,192)
        Interest expense - debentures                                   (9,611)
        Amortization of discount on debenture conversions              (39,223)
        Legal fees - debentures                                        (45,200)
        Fees - investors                                               (52,653)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($639,803)
                                                                     ==========

NET LOSS FOR THE PERIOD ENDED FEBRUARY 28, 2002
   THREE MONTHS ENDED FEBRUARY 28, 2002
        NET LOSS, AS RESTATED                                          ($1,559)
        Interest expense - debentures                                   (8,040)
        Amortization of discount on debenture conversions                 (571)
        Legal fees - debentures                                        (10,000)
        Fees - investors                                               (43,976)
                                                                     ----------
        NET LOSS, AS RESTATED                                         ($64,146)
                                                                     ==========
   NINE MONTHS ENDED FEBRUARY 28, 2002
        NET LOSS, AS PREVIOUSLY STATED                                ($90,483)
        Organization costs - merger                                   (320,000)
        Professional fees - merger                                     (84,192)
        Interest expense - debentures                                  (17,651)
        Amortization of discount on debenture conversions              (39,794)
        Legal fees - debentures                                        (55,200)
        Fees - investors                                               (96,629)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($703,949)
                                                                     ==========


ITEM 1.  BUSINESS

OVERVIEW

         From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, as more fully described below, the Company acquired Encore Builders, Inc. ("Encore Builders"), a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. The Company is now essentially a shell corporation.

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

GOING CONCERN

         The Company has incurred recurring operating losses and does not have any revenue generating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If at any time the Company determines that it does not have sufficient cash in order to execute the foregoing strategy, then the Company intends to endeavor to obtain additional equity or other funding, if it is able do so. However, there can be no assurance that the Company will be able to raise additional funding necessary to operate. See "RISK FACTORS" and "Management's Discussion and Analysis of Financial Condition and Plan of Operation - Liquidity and Capital Resources".

THE MARKET

         The Company is no longer involved in the construction industry and, therefore, the construction market is not applicable to the Company. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The market for entering into business opportunities presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act may be difficult in light of increased government regulation of public companies, including the recently enacted Sarbanes-Oxley Act of 2002. See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model".

THE COMPETITION

         The Company does not have competition at this time as the Company has had no operating business since on or about March 20, 2002.

LEGAL UNCERTAINTIES

         The Company faces significant legal uncertainties, as more fully described in "RISK FACTORS - Risks Related to Legal Uncertainties".

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

THE COMPANY CURRENTLY HAS NO OPERATIONS

         The Company has had no operations since the resignation on March 20, 2002 of the Company's President, Braulio Gutierrez and the subsequent return of the Company's Encore Builders Common Stock to Braulio Gutierrez.

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

RISKS RELATED TO LEGAL UNCERTAINTIES

THE COMPANY BELIEVES IT HAS VIOLATED DELAWARE STATE LAW

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of April 1, 2003, the Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized. Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be voidable, but can be cured. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, then the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount in an amount equal to 11,110,595 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.084 to $.0001 per share). As trading has been halted on VAOM Common Stock, the overissuance, together with the Company's inability to increase its authorized number of shares has practically eliminated the Company's ability to raise capital. The Company believes it will not be able to continue trading VAOM Common Stock, increase its capital resources or engage in a business combination transaction until the overissuance is cured and the Company increases the authorized number of shares of VAOM Common Stock.

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not attaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources. The Company intends to seek stockholder approval to, among other things, ratify the assignment and provide a related information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the SEC's comments on such Schedule 14C.

THE COMPANY MAY FACE LITIGATION FOR ISSUING SECURITIES IN VIOLATION OF SECTION 5 OF THE SECURITIES ACT

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of VAOM Common Stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.
Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of VAOM Common Stock received upon conversion of the VAOM Debentures are barred by this statute of limitations, the Company can reclassify certain amounts from temporary equity to permanent stockholder equity. While one year has passed from the initial placement of the VAOM Debentures, $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees (a total of approximately $83,162) were converted during the period beginning on September 24, 2001 and ending on December 20, 2001. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock, with an average price of $.00137 per share. All shares of VAOM Common Stock issued upon conversion of the VAOM Debentures were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of
Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

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

THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         On December 12, 2001, the Company filed an information statement on
Schedule 14C with the SEC to increase the number of shares of authorized VAOM Common Stock, among other things. The Company plans to seek stockholder approval to increase the number of shares of authorized VAOM Common Stock and provide a related information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the SEC's comments on such
Schedule 14C. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing, to complete any of its projects under development (should they be completed), or land purchased for resale or development at a profit.

THE COMPANY MAY BE IN DEFAULT OF THE VAOM DEBENTURES

         It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional VAOM Common Stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

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

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings. As Encore Builders was a wholly-owned subsidiary of the Company during the time that Encore Builders was engaged as the construction contractor for the Project, there can be no assurance that the Company will not become involved in disputes among the parties to that construction contract and the bonding company, nor that it will not suffer material adverse financial consequences as a result of those disputes. Reference is also made to certain legal risks in "RISK FACTORS - Risks Related to Legal Uncertainties".

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

                                                          HIGH      LOW
     2002(1)
     First Quarter...................................      $1.25    $0.030
     Second Quarter..................................      $.510    $0.001
     Third Quarter...................................     $0.003    $0.000
     Fourth Quarter..................................     $0.001    $0.000
     -----------
     (1)  Source:  IDD, Information Services, Tradeline

HOLDERS

         As of April 1, 2003, there were approximately 883 holders of record of VAOM Common Stock.

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

         The VAOM Debentures had a purchase price of $870,000. The official title of the VAOM Debentures is "Vacation Ownership Marketing, Inc. 8% Series SPA Senior Subordinated Convertible Redeemable Debentures due August 27, 2003." The Investors were to receive an aggregate discount of $130,000, the difference between the face value of the VAOM Debentures ($1 million) and the price paid ($870,000). Additionally, $36,887 in fees were paid to the Investors and $29,540 in fees owed to the Investors accrued (an aggregate of $66,427) in return for the right to borrow funds, and $30,000 in consulting fees were paid to NevWest Securities Corporation which provided consulting services. Other parties involved in the issuance of the Acquisition Corp. Debentures and the VAOM Debentures were Guy Stewart, attorney for the Company and Novack, Burnbaum and Crystal, attorneys for the Investors. Guy Stewart received approximately $30,000 and Novack, Burnbaum and Crystal received approximately $30,000 for services rendered. In the second quarter ended November 30, 2001, the Company plans to report amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized. In the third quarter ended February 28, 2002, the Company additionally plans to report $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest.

         The Company received $444,550 from the proceeds of the sale of debentures. The Company has not received $425,450 in additional proceeds from the sale of debentures because the Company has exceeded its authorized shares and the VAOM Debenture holders require the Company have sufficient VAOM Common Stock available for issuance upon exercise of the VAOM Debentures issued to them.

         The Company claimed the issuance of the Acquisition Corp. Debentures was exempt from registration under Section 5 of the Securities Act pursuant to Rule 504 of Regulation D promulgated under the Securities Act. The Company relied on, among other things, its belief that (i) Acquisition Corp. was not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (ii) Acquisition Corp. was not an investment company, (iii) Acquisition Corp. was not a development stage company with no specific business plan other than to engage in a business combination with an unidentified company, (iv) the dollar amount of the offering of the Acquisition Corp. Common Stock would not exceed $1 million, (v) the Acquisition Corp. Common Stock would be issued under a Colorado exemption that permitted general solicitation and general advertising (so long as sales are made only to "accredited investors" as that term is defined in Rule 501 promulgated under the Securities Act) and (vi) the Investors represented themselves to be "accredited investors". The requirements of this exemption do not appear to have been satisfied as a result of the Company's subsequent merger with Acquisition Corp. The Company claimed the issuance of the VAOM Debentures and the VAOM Common Stock issued upon conversion of the VAOM Debentures was exempt from registration under Section 5 of the Securities Act pursuant to Section 3(a)(9) of the Securities Act. In reaching this conclusion, the Company relied on an opinion rendered by its former counsel opining to this effect and citing various SEC interpretations as its basis.

         Any amount over $5,000 of the principal face amount of each of the VAOM Debentures is, at the option of the holders, convertible into freely tradeable shares of VAOM Common Stock at a conversion price for each share of VAOM Common Stock equal to 70% of the lowest closing bid price of the VAOM Common Stock on the trading day a notice of conversion is received by the Company. If the conversion would require stockholder approval of the issuance, the Company is required to take the necessary steps to seek such approval. Pursuant to the VAOM Debentures, the Company is obligated to pay the Investors 8% interest per year in the form of VAOM Common Stock. Pursuant to the subscription agreement, notwithstanding the conversion rights listed in the VAOM Debentures, the Investors and their affiliates may not convert any portion of the VAOM Debentures that, together with any shares of VAOM Common Stock already owned by the Investors, would result in beneficial ownership by the Investors and their affiliates of more than 4.999% of the then issued and outstanding VAOM Common Stock. See "RISK FACTORS - Risks Related to Legal Uncertainties."

REGISTRATION OF SECURITIES

         The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". So long as the Company continues to be a blank check company any registration statement filed by the Company will need to comply with Rule 419. Rule 419 requires, among other things, that the proceeds of the offering and the securities issued pursuant to the offering be placed in escrow for the benefit of the investors of the securities. The offering must be made pursuant to an initial registration statement that meets the disclosure requirements of Rule 419, and the company must file and deliver to the investors a post-effective amendment upon execution of any agreement for the acquisition of one or more businesses or assets that will constitute the company's business. The investors must confirm their investments within prescribed time limits following the filing of the post-effective amendment, and the acquisition will be consummated only if the company is in receipt of confirmations from a sufficient number of investors to permit consummation (which must occur not more than 18 months following the effective date of the initial registration statement). However, any investor that does not confirm an investment is entitled to return of escrowed funds.

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

RESTATEMENT

         The Company, in consultation with its independent accountants, is restating, on an annualized basis, its consolidated financial statements for the Company's fiscal year ended May 31, 2002. The effect of this restatement is to change financial information presented for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. The Company's restatement contains adjustments that fall into four categories.

         The first category of adjustments arise from the recognition of $404,192 of expenses associated with the Company's merger and recapitalization in its proper period. The effect of this adjustment is to change the Company's first quarter balance sheet to reflect the merger and recapitalization.

         The second category of adjustments utilizes the completed contract method for Encore Builders, Inc. which at the time was the Company's wholly-owned subsidiary. This policy recognizes income only when the contract is completed, or substantially so. This adjustment affects the second quarter ended November 30, 2001 and the third quarter ended February 28, 2002.

         The third category of adjustments pertains to the VAOM Debentures. Pursuant to this adjustment, amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized in the second quarter ended November 30, 2001 is being reflected. The Company is also reflecting $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest in the third quarter ended February 28, 2002.

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

         As the effects of this restatement will be reflected in this annual report on Form 10-KSB/A and the Company's quarterly reports for the periods ended August 31, 2002, November 30, 2002 and February 28, 2003, the Company does not plan to file amended quarterly reports for the periods ended August 31, 2001, November 30, 2001 and February 28, 2002.

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

         o The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission has compelled the Company to record all possible claims within the past year as temporary equity, rather than permanent equity. While one year has passed from the initial placement of the VAOM Debentures, $44,348 of the VAOM Debentures were converted during the period beginning on September 24, 2001 and ending on December 20, 2001. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock, with an average price of $.00137 per share. All shares of VAOM Common Stock were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of
              Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

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

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of VAOM Common Stock. The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of VAOM Common Stock. The transfer agent has put a hold on this VAOM Common Stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to assign the Encore Builders Common Stock to Braulio Gutierrez. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources.

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

         Professional fees increased from $100,643 for the fiscal year ended May 31, 2001 to $236,721 for the fiscal year ended May 31, 2002. This 235% increase in professional fees included $57,792 in expenses related to fees the Company paid to the purchasers of the VAOM Debentures in return for the right to borrow funds, $30,000 in consulting fees paid to NevWest Securities Corporation, $66,427 in expenses related to the VAOM Debentures and $25,000 of expense related to the issuance of shares of the Company's preferred stock to Christopher Astrom, its Chief Executive Officer, in return for services rendered to the Company. The VAOM Debentures had a purchase price of $870,000. The Investors were to receive an aggregate discount of $130,000, the difference between the face value of the VAOM Debentures ($1 million) and the price paid ($870,000). Additionally, $36,887 in fees were paid to the Investors and $29,540 in fees owed to the Investors accrued (an aggregate of $66,427) in return for the right to borrow funds, and $30,000 in consulting fees were paid to NevWest Securities Corporation which provided consulting services. Other parties involved in the issuance of the Acquisition Corp. Debentures and the VAOM Debentures were Guy Stewart, attorney for the Company and Novack, Burnbaum and Crystal, attorneys for the Investors. Guy Stewart received approximately $30,000 and Novack, Burnbaum and Crystal received approximately $30,000 for services rendered.

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

                             AUG 31, 2001  AUG 31, 2001  NOV 30, 2001  NOV 30, 2001  FEB 28, 2002  FEB 28, 2002  MAY 31 2002
                             ------------  ------------  ------------  ------------  ------------  ------------  -----------
                            AS PREVIOUSLY                AS PREVIOUSLY               AS PREVIOUSLY
                               REPORTED    AS RESTATED     REPORTED    AS RESTATED     REPORTED     AS RESTATED
Statement of Operations
  Data:
Revenues...................           -               -       594,259           -         392,942              -            -
Organization Expense.......           -         320,000             -           -               -              -      320,000
Professional fees..........      51,477         135,669        40,000      70,200          20,813         10,000      236,721
Accounting and Audit Fees..       4,638           4,638         2,339       2,339               -              -       28,477
Stock Transfer Fees........         777             777            75          75               -              -          852
Administrative and Other...          19              17        54,752      57,252          34,722         45,535      102,806
Net Loss...................     (56,911)       (461,103)      (32,013)   (178,700)         (1,559)       (64,146)    (680,297)
Loss per Share.............       (0.08)          (0.61)       (0.002)     (0.230)              -         (0.083)      (0.098)


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

         Having terminated its interest in Encore Builders, the Company's ability to continue as a going concern will depend upon its entering into one or more new businesses, although the Company's ability to enter into any such business will in turn be dependent upon its cash resources. The Company has been substantially dependent upon its cash proceeds from the sale of its debentures to investors. For the fiscal year ended May 31, 2002, the Company received $444,550 from the proceeds of the sale of debentures. The $444,550 in proceeds were used as follows: (i) $30,000 toward consulting fees; (ii) $320,000 toward fees related to the business combination of Acquisition Corp. and the Company; and (iii) the balance of $94,450 toward legal and professional fees related toward the issuance of debentures. From September 26, 2001 through the date of this report, the Company has not received $425,450 in additional proceeds from the sale of debentures because the Company has exceeded its authorized shares and the VAOM Debenture holders require the Company have sufficient VAOM Common Stock available for issuance upon exercise of the VAOM Debentures issued to them.

         Therefore, the Company's ability to obtain that funding is, in turn, dependent in part upon its ability to increase the authorized shares of VAOM Common Stock. The Company believes that Delaware law requires stockholder approval to increase the authorized shares of VAOM Common Stock. On December 12, 2001, the Company filed an information statement on Schedule 14C with the SEC in connection with a vote by its board of directors and stockholders to increase the Company's authorized shares of VAOM Common Stock from 50 million shares with a par value $0.001 to 500 million with a par value $0.001. The Company has received comments from the SEC with respect to this filing on Schedule 14C and has responded. After discussions with the SEC, the Company determined to restate certain quarterly reports. See "Restatement". The Company also intends to seek stockholder approval for increasing the Company's authorized shares of VAOM Common Stock, approving the assignment of Encore Builders Common Stock and curing the overissuance of shares of VAOM Common Stock, and intends to file an information statement on Schedule 14C in the near future. Until the Company resolves the matters related to its overissuance of VAOM Common Stock, the Company will be unable to increase the authorized shares of VAOM Common Stock. The VAOM Debenture holders require that the Company have sufficient VAOM Common Stock available for issuance upon exercise of the VAOM Debentures issued to them.

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of April 1, 2003, the Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized. Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be voidable, but can be cured. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, then the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount in an amount equal to 11,110,595 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.084 to $.0001 per share).

         As trading has been halted on VAOM Common Stock, the overissuance, together with the Company's inability to increase its authorized number of shares, has practically eliminated the Company's ability to raise capital. The Company believes it will not be able to continue trading VAOM Common Stock, increase its capital resources or engage in a business combination transaction until the overissuance is cured and the Company increases the authorized number of shares of VAOM Common Stock.

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

         The Company currently has almost no cash or assets. As discussed above, and in the section entitled "RISK FACTORS", the Company has outstanding obligations on the VAOM Debentures and it appears the Company is or will be in default under the terms of the VAOM Debentures. The Company has also issued shares of VAOM Common Stock in excess of its authorized amount and it appears the Company has issued securities in violation of Section 5 of the Securities Act. Lawsuits relating to any of these matters could be filed against the Company, even the smallest of which could cause the Company to become insolvent, as a result of legal costs alone. However, as the Company has almost no cash or assets, a claimant in any such lawsuit, even if successful, would not be able to recover any damages.

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

/S/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

SEPTEMBER 6, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vacation Ownership Marketing, Inc.
Coral Gables, Florida

We have audited the accompanying balance sheet of Vacation Ownership Marketing, Inc., as of May 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. as of May 31, 2001, and the results of its operations, its change in stockholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered operation losses since inception that raise substantial doubts about its ability to continue as going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ MILLER AND MCCOLLOM


MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Co 80033

August 24, 2001

                                                    CONSOLIDATED BALANCE SHEETS
                                                       MAY 31, 2002 AND 2001

                                                              ASSETS

                                                                                                 2002                 2001
                                                                                          ------------------   ------------------
CURRENT ASSETS
   Cash and cash equivalents                                                               $            224     $            253
                                                                                          ------------------   ------------------

TOTAL ASSETS                                                                               $            224     $            253
                                                                                          ==================   ==================


                                 LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                                   $         97,790     $          5,929

   Debentures payable                                                                               400,202                    -
                                                                                          ------------------   ------------------

              TOTAL LIABILITIES                                                                     497,992                5,929
                                                                                          ------------------   ------------------

TEMPORARY EQUITY
  60,340,595 shares of common stock issued at $.001 par at May 31, 2002                             122,956                    -
                                                                                          ------------------   ------------------

 STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 and 1,000,000 shares authorized, 2,500,000 and 0 shares issued and
    outstanding at May 31, 2002 and 2001                                                              2,500                    -
   Common stock, $.001 par value, 50,000,000 and 15,000,000
    shares authorized and 770,000 and 750,000 shares issued and outstanding
     at May 31, 2002 and 2001                                                                           770                  750
   Additional paid-in capital                                                                        56,303            2,176,176
   Accumulated deficit                                                                             (680,297)          (2,182,602)
                                                                                          ------------------   ------------------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 (620,724)              (5,676)
                                                                                          ------------------   ------------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND

    STOCKHOLDERS' EQUITY (DEFICIT)                                                         $            224     $            253
                                                                                          ==================   ==================

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

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001
                                                                                   ADDITIONAL
                                                                                    PAID-IN        ACCUMULATED
                               PREFERRED STOCK              COMMON STOCK            CAPITAL          DEFICIT           TOTAL
                             SHARES         AMOUNT        SHARES        AMOUNT
      BALANCE                   -          $      -        750,000         $750      $2,166,738      $(2,067,067)       $100,421
   MAY 31, 2000
Services rendered for           -                 -              -            -           9,438                -           9,438
equity
Net loss for year               -                 -              -            -                         (115,535)       (115,535)
                           ------------    ---------    -----------    ---------    ------------    --------------    -----------


      BALANCE
   MAY 31, 2001                                            750,000          750       2,176,176       (2,182,602)         (5,676)
Cancellation of common
shares for
recapitalization                -                 -       (492,486)        (492)            492                -               -
Recapitalization                                  -        492,486          492      (2,144,445)       2,182,602          38,649
Issuance of common stock
for services                    -                 -         20,000           20           1,580                -           1,600
Issuance of preferred
stock to officer             2,500,000        2,500                                      22,500                -          25,000

Net loss                             -            -              -            -               -         (680,297)       (680,297)
                           ------------    ---------    -----------    ---------    ------------    --------------    -----------

                             2,500,000       $2,500        770,000         $770         $56,303        $(680,297)     $ (620,724)
                           ============    =========    ===========    =========    ============    ==============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    STATEMENT OF CHANGES IN TEMPORARY EQUITY
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001

                                    PREFERRED STOCK          COMMON STOCK
                                                                                  ADDITIONAL     ACCUMULATED
                                    SHARES    AMOUNT      SHARES      AMOUNT    PAID-IN CAPITAL    DEFICIT        TOTAL
                                   -------  ----------  ----------  ----------  ---------------  -----------  -----------



Balance May 31, 2000                    -    $      -           -    $      -     $       -       $       -    $      -


No Activity                             -           -           -           -             -               -           -
                                   -------------------------------------------------------------------------------------

Balance May 31, 2001                    -    $      -                $     -      $               $       -    $      -

Common stock issued for debt
conversion, interest expense and
discount on convertible debentures
for quarter ended

November 30, 2001                       -           -   33,740,595     33,741        84,499               -     118,240

Common stock issued for debt
conversion, interest expense and
discount on convertible debentures
for quarter ended

 February 28, 2002                      -           -   26,600,000     26,600        (21,884)             -       4,716
                                   -------------------------------------------------------------------------------------


Balance May 31, 2002                    -   $       -   60,340,595   $ 60,341      $ 62,615               -    $122,956
                                   =====================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001

                                                                          2002            2001
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $   (680,297)   $   (115,535)
                                                                     -------------   -------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
   Common stock issued for services                                        26,600           9,438
   Amortization of discount on debenture conversions                       39,794               -
   Common stock issued for interest payment                                 1,927               -
   Gain on disposal of business                                           (75,613)              -
CHANGES IN ASSETS AND LIABILITIES
   Decrease in prepaid expenses                                                 -          91,205
   (Increase) in accounts receivable                                       (7,590)              -
   (Increase) in officers' loans receivable                                (2,011)              -
    Increase in accounts payable                                          110,682           5,145
   Increase in billings in excess of cost on uncompleted contracts        119,129               -
                                                                     -------------   -------------
                   TOTAL ADJUSTMENTS                                      212,918         105,788
                                                                     -------------   -------------

                   NET CASH USED IN OPERATING ACTIVITIES                 (467,379)         (9,747)
                                                                     -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                              22,800               -
   Proceeds from debentures                                               444,550               -
                                                                     -------------   -------------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES              467,350               -
                                                                     -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (29)        (9,747)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 253         10,000
                                                                     -------------   -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $        224    $         253
                                                                     =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
   Debentures payable converted                                      $     44,348    $          -
                                                                     =============   =============

   Interest expense converted                                        $      1,927    $          -
                                                                     =============   =============

   Stock issued for compensation and services                        $     26,600    $      9,438
                                                                     =============   =============

   Amortized discount on debenture conversions                       $     39,794    $          -
                                                                     =============   =============

   Stock issued for accrued expenses                                 $     36,887    $          -
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

          REVENUE AND COST RECOGNITION

          The Company had no revenues for the year ended May 31, 2001. On August 29, 2001, the Company adopted the completed-contract method to account for its long-term construction type contracts which it adopted because Encore Builders was its only operations during the year ended May 31, 2002. Encore Builders stated that it used the percentage of completion method to account for its construction contracts before it was acquired by the Company. However, Encore Builders' management was unaware of the differences between the percentage of completion method and the completed contract method and was recognizing revenue as it was received. Encore Builders' management made no critical estimates with respect to any jobs in progress, and had no jobs in progress and no accounts receivable at December 31, 2000 and 1999. After the Company acquired Encore Builders, the Company changed the summary of significant accounting policies footnote to show the Company's use of the completed contract method, deemed by the Company's management to be the appropriate method under the circumstances.

          The completed-contract method recognizes income only when the contract is completed, or substantially so. Accordingly, costs of contract in process and current billings are accumulated but there are no interim charges or credits to income other than provisions for losses. A contract may be regarded as substantially completed if remaining costs are not significant in amount.

          When Encore Builders was disposed of, the Company did not recognize any income or expense from operations since the contracts were not substantially completed. Upon disposition a gain was recognized by the Company of $75,613. Although Encore Builders received progress payments, since Encore Builders has since been returned to its prior owners, the Company is not recognizing this as revenue. The $75,613 gain upon the disposition of Encore Builders can be broken down as follows:

          Officer Loans Receivable                                 $121,252
          Deferred Revenue                                        (119,267)
          Encore Builders - Accounts Payable                       (77,598)
                                                                   --------
          Gain on Disposal                                       ($ 75,613)
                                                                 ==========

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                        MAY 31,       MAY 31,
                                                         2002          2001
                                                     -----------    -----------
          Net loss.................................  $ (680,297)    $ (115,535)

          Weighted-average common shares
          Outstanding (Basic)......................     770,000        750,000

          Weighted-average common stock
          Equivalents
               Stock options.......................           -              -
               Warrants............................           -              -

          Weighted-average common shares

          Outstanding (Diluted)....................     770,000        750,000

          There are no options and warrants to purchase stock outstanding at May 31, 2002 and 2001.

          Additionally, set forth below is a comparison of earnings per share information for the periods ended August 31, 2001, November 30, 2001 and February 28, 2002 as reported in the quarterly reports for those periods and as such information has been revised in accordance with the restated financial information set forth herein:

                          YEAR TO DATE          QUARTER TO DATE     YEAR TO DATE         QUARTER TO DATE
                                   EARNINGS PER SHARE                       EARNINGS PER SHARE
                                 AS ORIGINALLY REPORTED                         AS RESTATED
AUGUST 31, 2001              $(.08)                 $(.08)             $(.61)                $(.61)
NOVEMBER 30, 2001            $(.005)                $(.002)            $(.84)                $(.23)
FEBRUARY 28, 2002           $(.0140)                ------            $(.922)                $(.083)

NOTE 3-   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          The following represents the Company's accounts payable and accrued expenses at May 31, 2002 and 2001:
                                                            2002         2001
                                                         ---------    ---------
          Professional fees............................    $71,891      $ 5,929

          Accrued interest on debentures...............     25,899            -
                                                         ---------    ---------
                                                           $97,790      $ 5,929
                                                         =========    =========

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

          The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that have been recorded in temporary equity. All the shares issued in connection with the conversion of the debentures have been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of debentures. Of the common shares that have been recorded as temporary equity, 11,110,595 common shares were also issued in excess of the Company's authorized limit of 50 million. The Company has reclassified the corresponding amounts from permanent equity (deficit) accordingly.

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

          At May 31, 2002 and 2001, the deferred tax assets consists of the following:

                                                                                 2002         2001
                                                                              ----------   ----------
          Deferred taxes due to net operating loss carryforwards..........    $ 232,000    $ 873,041

          Less:  Valuation allowance......................................     (232,000)    (873,041)
                                                                              ----------   ----------
          Net deferred tax asset..........................................    $       -    $       -
                                                                              ==========   ==========

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

NOTE 9-   CONTINGENCY / UNCERTAINTIES

          The Company, during the year ended May 31, 2002, issued 11,110,595 common shares above its authorized limit of 50 million shares. Additionally, the issuance of 60,340,595 shares for debenture conversions, interest expense and discounts on convertible debentures may not be in compliance with the registration provisions of Section 5 of the Securities Act. The full impact of these events is unknown at this time. The Company has reserved $122,956 in temporary equity. (See Note 5) The $122,956 held in temporary equity is the reserve for the contingent liability should the debentures not be in compliance with Section 5 of the Securities Act. The Company considered the impact of FASB 5 and believes that this reserve reflects the potential and probable liability due. The amount of the temporary reserve was derived substantially from the issuance of common stock and additional paid in capital to convert the principal debentures of $44,348, the amount of amortized discount on debenture conversions $39,794, the amount of interest expense converted on the debentures of $1,927 and the amount of accrued expenses paid $36,887. The amounts reflected in the consolidated statements of operations reflect the above charges.

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

NOTE 11-  ACQUISITION AND DISPOSAL OF BUSINESS

          The assets and liabilities acquired in the acquisition of Encore Builders on August 29, 2001 are as set forth below:

                   Loan Receivable - Officer               $113,046
                   Other Receivables                         21,425
                   Liabilities                             (108,409)
                                                          ----------
                   Net book value                         $   26,062
                                                          ==========

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

          Braulio Gutierrez and Patricia Gutierrez resigned as directors of the Company effective March 20, 2002.

EXECUTIVE OFFICERS

          The following individuals were serving as executive officers of the Company on January 14, 2003:

NAME                                   AGE    POSITION WITH THE COMPANY
----                                   ---    -------------------------

Christopher Astrom................     30     President, Chief Executive Officer
                                              and Chief Financial Officer

Richard Astrom....................     55     Secretary

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

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                               AWARDS: SECURITIES         ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR      SALARY        BONUS         UNDERLYING OPTIONS        COMPENSATION
---------------------------              ----      ------        -----         ------------------        ------------
                                                  ANNUAL COMPENSATION(1)
                                                  ----------------------
Christopher Astrom,
Chief Executive Officer
and Chief Financial Officer (2)........  2002    $25,000(4)         $0                   _                    _
                                         2001             _          _                   _
                                         2000             _          _                   _
Richard Astrom,                                                                          _                    _
Secretary (3)..........................  2002            $0         $0                   _                    _
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERMATTERS

          To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding VAOM Common Stock as of April 1, 2003 by:

          o each person known by the Company to beneficially own more than 5% of the outstanding VAOM Common Stock;

          o  each of the Company's named executive officers;

          o  each of the Company's directors; and

          o  all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o Vacation Ownership Marketing, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of VAOM Common Stock shown as beneficially owned by them. The number of shares of VAOM Common Stock outstanding used in calculating the percentage for each listed person includes the shares of VAOM Common Stock underlying options held by such persons that are exercisable within 60 days of September 3, 2002, but excludes shares of VAOM Common Stock underlying options held by any other person. The number of shares of VAOM Common Stock outstanding as of December 12, 2002 was 61,110,595. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

NAME OF BENEFICIAL OWNER                        NUMBER                 PERCENT
------------------------                        ------                 -------
                                                   SHARES BENEFICIALLY OWNED
                                                   -------------------------

Christopher Astrom (1)                          250,277,492             80.45%
Richard Astrom (2)                                        0              0.00%
Knight Securities (3)                            18,884,162             30.90%
James Louis Silvester (4)                         5,100,000              8.35%
All directors and executive officers
as a group (2 persons)                          250,277,492             80.45%

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
Number                                 Description
------                                 -----------

  3.1 Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to Form 10-KSB filed October 4, 2002).
  3.2 Bylaws of the Company (previously filed as Exhibit 3.2 to Form 10-KSB filed October 4, 2002).
  4.1 8% Series A Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003 (previously filed as Exhibit 4.1 to Form 10-QSB filed January 18, 2002).
  4.2 Certificate of Designation of Series A Preferred Stock filed November 5, 2001 (previously filed as Exhibit 2.3 to Form 10-QSB filed on January 18, 2002).
 10.1 Securities Subscription Agreement dated as of August 27, 2001 by and between VAOW Acquisition Corp. and Equity Planners LLC, Sea Lion Investors LLC and Myrtle Holdings LLC (previously filed as Exhibit 10.1 to Form 10-KSB filed October 4, 2002).
 10.2 Stock Purchase Agreement among Acquisition Corp., Peter Porath, Prime Rate Income & Dividend Enterprises, Inc. and the Company, dated August 27, 2001 (previously filed as Exhibit 2.1 to Form 8-K filed on September 27, 2001).
 10.3 Stock Purchase Agreement dated August 29, 2001, by and among Acquisition Corp., Christopher Astrom, Braulio Gutierrez and Encore Builders (previously filed as Exhibit 10.1 to Form 8-K filed September 27, 2001).
 10.4 Stock Purchase Agreement among Acquisition Corp., Peter Porath, Prime Rate Income & Dividend Enterprises, Inc. and the Company, dated August 27, 2001 (previously filed as Exhibit 2.1 to Form 8-K filed on September 27, 2001).
 10.5 State of Delaware Certificate of Ownership Merging Acquisition Corp. into the Company dated September 10, 2001 (previously filed as Exhibit
         2.2 to Form 8-K filed September 27, 2001).
 10.6 Assignment and Assumption Agreement between Acquisition Corp, and the Company, dated September 19, 2001 (previously filed as Exhibit 10.3 to Form 10-QSB filed January 18, 2001).
 10.7 Escrow Agreement dated December 13, 2001, among Equity Planners LLC, Sea Lion Investors LLC, Myrtle Holdings LLC, and Sroya Holdings Company, Inc. (previously filed as Exhibit 10.4 to Form 10-QSB filed on January 18, 2002).
 16.1 Changes of the Company's former accountants (previously filed on Form 8-K filed October 1, 2001).

(b) Reports on Form 8-K

         (i) Form 8-K, filed on September 27, 2001, covering the change in control of the Company, an acquisition of assets and accompanying financial statements.

         (ii) Form 8-K, filed on October 1, 2001, covering the termination of the Company's former accountants.

         (iii) Form 8-K/A, filed on October 9, 2001, covering the engagement of our new and current auditor and independent accounting firm.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vacation Ownership Marketing, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Coral Gables, Florida, on this 4th day of April 2003.

                                             VACATION OWNERSHIP MARKETING, INC.

                                             By: /s/ CHRISTOPHER ASTROM
                                                 ----------------------
                                                    Christopher Astrom
                                                 CHIEF EXECUTIVE OFFICER
                                                 CHIEF FINANCIAL OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 4, 2003:

       SIGNATURE                                          TITLE(S)
       ---------                                          --------

                                                  Chief Executive Officer,
/s/ CHRISTOPHER ASTROM                      Chief Financial Officer and Director
---------------------------------------
  Christopher Astrom


  /s/ RICHARD ASTROM
---------------------------------------
    Richard Astrom                                        Director

                                  CERTIFICATION

          The undersigned, in his capacity as an officer of Vacation Ownership Marketing, Inc. provides the following certification required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

          I, Christopher Astrom, certify that:

          o I have reviewed this annual report on Form 10-KSB/A of Vacation Ownership Marketing, Inc.;

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


Dated:  April 4, 2003

/s/ CHRISTOPHER ASTROM
----------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer