Form 10QSB/A
period 2002-08-31
VACATION OWNERSHIP MARKETING INC
filed 2003-04-04
CIK 61500

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------



                                  FORM 10-QSB/A

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

                                  ------------



         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of April 1, 2003, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|
--------------------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION............................................................  3
              ITEM 1.      Financial Statements.........................................  3
              ITEM 2.      Management's Discussion and Analysis or Plan of Operation.... 14
              RISK FACTORS ............................................................. 19
              ITEM 3.      Controls and Procedures...................................... 22
PART II  OTHER INFORMATION.............................................................. 23
              ITEM 1.      Legal Proceedings............................................ 23
              ITEM 2.      Changes In Securities And Use Of Proceeds.................... 23
              ITEM 3.      Defaults Upon Senior Securities.............................. 23
              ITEM 4.      Submission of Matters to a Vote of Security Holders.......... 23
              ITEM 5.      Other Information............................................ 23
              ITEM 6.      Exhibits And Reports On Form 8-K............................. 26
SIGNATURES    .......................................................................... 27
CERTIFICATION .......................................................................... 27

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

PURPOSE OF AMENDMENT

         The purpose of this amendment is to revise Item 2 of Part I, the section entitled "RISK FACTORS" and Item 5 of Part II.

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

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

                                                        2002            2001
                                                    -----------     -----------
REVENUES                                            $       -       $        -
                                                    -----------     -----------

EXPENSES
   Organization expenses                                     -         320,000
   Professional fees                                    12,560         135,669
   Accounting and audit fees                             3,500           4,638
   Stock transfer fees                                       -             777
   Administrative and other                              8,004              19
                                                    -----------     -----------

Total expenses                                          24,064         461,103
                                                    -----------     -----------

NET LOSS PER SHARE BASIC AND DILUTED                $  (24,064)     $ (461,103)
                                                    ===========     ===========

LOSS PER SHARE                                      $    (0.03)     $    (0.61)
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    770,073         750,073
                                                    ===========     ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                                                               ADDITIONAL
                                  PREFERRED STOCK        COMMON STOCK           PAID-IN       ACCUMULATED
                                   SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL         DEFICIT            TOTAL
                                 ---------  -------   ---------   ---------   ------------   --------------   --------------
BALANCE, MAY 31, 2001                   -   $     -     750,000   $    750    $ 2,176,176    $ (2,182,602)    $      (5,676)
Cancellation of common shares
for recapitalization                    -         -    (492,486)      (492)           492                -                -
Recapitalization                        -         -     492,486        492     (2,144,445)       2,182,602           38,649
Issuance of stock for services          -         -      20,000         20          1,580                0            1,600
Net loss for the three months
ended August 31, 2001                   -         -           -          -              -         (461,103)        (461,103)
                                 ---------  -------   ---------   ---------   ------------   --------------   --------------

BALANCE, AUGUST 31, 2001                -   $     -     770,073   $    770    $    33,803    $    (461,103)    $   (426,530)
                                 =========  =======   =========   =========   ============   ==============   ==============

BALANCE, MAY 31, 2002            2,500,000  $ 2,500     770,073   $    770    $    56,303    $    (680,297)    $   (620,724)

Net loss for the three months
ended August 31, 2002                  -          -          -           -              -          (24,064)         (24,064)

                                 ---------  -------   ---------   ---------   ------------   --------------   --------------

BALANCE, AUGUST 31, 2002         2,500,000  $ 2,500     770,073   $    770    $    56,303    $    (704,361)    $   (644,788)
                                 =========  =======   =========   =========   ============   ==============   ==============





The accompanying notes are an integral part of these condensed consolidated financial statements

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2002



                                                            ADDITIONAL
                     PREFERRED STOCK      COMMON STOCK       PAID-IN
                     SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL      TOTAL
                     ------ --------  ----------- --------  ----------  --------


Balance, May 31, 2002    -  $      -  60,340,595  $ 60,341   $ 62,615  $122,956


Activity                 -         -           -         -          -         -
                     ------ -------- ------------ --------  ---------  ---------


Balance, August 31,      -  $      -  60,340,595  $ 60,341  $ 62,615   $122,956
                     ====== ======== ============ ========  ====================

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001



                                                        2002           2001
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (24,064)    $ (461,103)

                                                    -----------    -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
  Common stock issued for services                           -          1,600

CHANGE IN LIABILITIES:
  Increase in accounts payable and accrued expenses          4         59,250
                                                    -----------    -----------
         TOTAL ADJUSTMENTS                                   4         60,850
                                                    -----------    -----------

         NET CASH USED IN OPERATING ACTIVITIES         (24,060)      (400,253)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debentures                                   -        404,550
  Proceeds from loan payable                            24,060              -
                                                    -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES     24,060        404,550
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    -          4,297

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            224             253
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $      224     $    4,550
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION               -     $    1,600
                                                    -----------    -----------
  Common Stock Issued for Services
                                                    -----------    -----------

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

         START-UP COSTS

         The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities". SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments". SFAS 107 requires disclosure of fair value information about financial instruments when it is practical to estimate that value. The carrying amount of Company's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

         STOCK-BASED COMPENSATION

         The Company has elected to follow Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value", which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not have any components of comprehensive income other than net income (loss).

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                 AUGUST 31,       AUGUST 31,
                                                    2002             2001
                                                 ----------       ----------

Net loss                                          $(24,064)       $(461,103)
                                                 ----------       ----------
Weighted-average common shares outstanding
  (Basic)                                           770,073          750,073
Weighted-average common stock equivalents:
  Stock options
                                                          -                -
  Warrants
                                                          -                -
Weighted-average common shares outstanding
  (Diluted)                                         770,073          750,073
                                                 ==========       ==========

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

                The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended, and for the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may

      -
                not be solely within the control of the issuer. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity.

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

     o On August 29, 2001, Acquisition Corp. entered into an agreement with Christopher Astrom and Braulio Gutierrez, who were then the sole stockholders of Encore Builders, Inc. ("Encore Builders") and with Encore Builders, to purchase Encore Builders' common stock ("Encore Builders Common Stock"). Encore Builders was at the time a general contractor in the business of building multi-family residential apartment units. Acquisition Corp. purchased all of the issued and outstanding Encore Builders Common Stock from its two stockholders for $1 and 900 shares of Encore Builders Common Stock from Encore Builders for $470,000. Approximately $4,550 was paid in cash and $465,450 was paid in the form of a promissory demand note. Encore Builders was at the time a general contractor in the business of building multi-family residential apartment units.

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

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not attaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources. The Company intends to seek stockholder approval to, among other things, ratify the assignment and provide a related information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the Securities and Exchange Commission's (the "SEC") comments on such Schedule 14C.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. See "RISK FACTORS - Risks Related to Legal Uncertainties".

         On December 12, 2001, the Company filed an information statement on
Schedule 14C with the SEC to increase the number of shares of authorized VAOM Common Stock, among other things, but has not been able to obtain the SEC's approval of the information statement nor, consequently, increase the number of shares of authorized VAOM Common Stock. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. See "RISK FACTORS - Risks Related to Legal Uncertainties".

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

THE MARKET

         The Company is no longer involved in the construction industry and, therefore, the construction market is not applicable to the Company. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The market for entering into business opportunities presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act may be limited in light of increased government regulation of public companies, including the recently enacted Sarbanes-Oxley Act of 2002. See "RISK FACTORS -- Risks Related to the Company's Financial Condition and Business Model".

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

         The VAOM Debentures had a purchase price of $870,000. The official title of the VAOM Debentures is "Vacation Ownership Marketing, Inc. 8% Series SPA Senior Subordinated Convertible Redeemable Debentures due August 27, 2003". The Investors were to receive an aggregate discount of $130,000, the difference between the face value of the VAOM Debentures ($1 million) and the price paid ($870,000). Additionally, $36,887 in fees were paid to the Investors and $29,540 in fees owed to the Investors accrued (an aggregate of $66,427) in return for the right to borrow funds, and $30,000 in consulting fees were paid to NevWest Securities Corporation which provided consulting services. Other parties involved in the issuance of the Acquisition Corp. Debentures and the VAOM Debentures were Guy Stewart, attorney for the Company and Novack, Burnbaum and Crystal, attorneys for the Investors. Guy Stewart received approximately $30,000 and Novack, Burnbaum and Crystal received approximately $30,000 for services rendered. In the second quarter ended November 30, 2001, the Company plans to report amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized. In the third quarter ended February 28, 2002, the Company additionally plans to report $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest.

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

         Any amount over $5,000 of the principal face amount of each of the VAOM Debentures is, at the option of the holders, convertible into freely tradeable shares of VAOM Common Stock at a conversion price for each share of VAOM Common Stock equal to 70% of the lowest closing bid price of the VAOM Common Stock on the trading day a notice of conversion is received by the Company. If the conversion would require stockholder approval of the issuance, the Company is required to take the necessary steps to seek such approval. Pursuant to the VAOM Debentures, the Company is obligated to pay the Investors 8% interest per year in the form of VAOM Common Stock. Pursuant to the subscription agreement, notwithstanding the conversion rights listed in the VAOM Debentures, the Investors and their affiliates may not convert any portion of the VAOM Debentures that, together with any shares of VAOM Common Stock already owned by the Investors, would result in beneficial ownership by the Investors and their affiliates of more than 4.999% of the then issued and outstanding VAOM Common Stock. See "RISK FACTORS - Risks Related to Legal Uncertainties".

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

         Additionally, it is the SEC's view that promoters and affiliates of a blank check company may resell their securities only in a registered offering, as Rule 144, promulgated under the Securities Act is not available. As such, the Company believes that any resale of VAOM Common Stock by a promoter or affiliate of the Company would have to be done in a registered offering that complies with Rule 419. o ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended August 31, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                          VACATION OWNERSHIP MARKETING, INC.

Date:     April 4, 2003   By:  /s/ Christopher Astrom
                               ------------------------------------------------
                                           Christopher Astrom
                                        Chief Executive Officer
                          Chief Financial Officer(Principal Financial Officer)

                                  CERTIFICATION

         The undersigned, in his capacity as an officer of Vacation Ownership Marketing, Inc. provides the following certification required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, Christopher Astrom, certify that:

         o I have reviewed this quarterly report on Form 10-QSB/A of Vacation Ownership Marketing, Inc.;

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