Form 10QSB/A
period 2002-11-30
VACATION OWNERSHIP MARKETING INC
filed 2003-04-04
CIK 61500

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

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

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION.................................................................................3
              ITEM 1.      Financial Statements..............................................................3
              ITEM 2.      Management's Discussion and Analysis or Plan of Operation........................14
              RISK FACTORS..................................................................................19
              ITEM 3.      Controls and Procedures..........................................................22
PART II  OTHER INFORMATION..................................................................................23
              ITEM 1.      Legal Proceedings................................................................23
              ITEM 2.      Changes In Securities And Use Of Proceeds........................................23
              ITEM 3.      Defaults Upon Senior Securities..................................................23
              ITEM 4.      Submission of Matters to a Vote of Security Holders..............................23
              ITEM 5.      Other Information................................................................23
              ITEM 6.      Exhibits And Reports On Form 8-K.................................................26
SIGNATURES..................................................................................................27
CERTIFICATION...............................................................................................27

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

PURPOSE OF AMENDMENT

The purpose of this amendment is to revise the notes to the Company's consolidated financial statements, Item 2 of Part I, the section entitled "RISK FACTORS" and Item 5 of Part II.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

                                      ASSET
CURRENT ASSET
   Cash and cash equivalents..............................................................................              $     1,758
                                                                                                                        -----------

TOTAL ASSET...............................................................................................              $     1,758
                                                                                                                        ===========

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses..................................................................              $   106,937
   Short-term notes and advances payable..................................................................                  655,680
   Debentures payable.....................................................................................                  400,202
                                                                                                                        -----------

         TOTAL LIABILITIES................................................................................                  572,699
                                                                                                                        -----------

TEMPORARY EQUITY,  11,110,522 issued and outstanding......................................................                   22,640
                                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding 2,500 Common stock, $.001 par value, 50,000,000 shares authorized and 50,000,000 shares issued and
      outstanding.........................................................................................                   50,000
   Additional paid-in capital.............................................................................                  107,389
   Accumulated deficit....................................................................................                 (753,470)
                                                                                                                        -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT).............................................................                 (593,581)
                                                                                                                        -----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)....................................              $     1,758
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

                                              PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                          ---------------------- ------------------------   PAID-IN       ACCUMULATED
                                            SHARES       AMOUNT     SHARES       AMOUNT     CAPITAL         DEFICIT         TOTAL
                                          ----------  ---------- ------------  ----------  ------------   ------------   ----------
BALANCE, MAY 31, 2001.....................         -  $        -      750,000  $      750  $  2,176,176   $ (2,182,602)  $   (5,676)

Cancellation of common shares for
   recapitalization.......................         -           -     (492,486)       (492)          492              -            -

Recapitalization..........................         -           -      492,486         492    (2,144,445)     2,182,602       38,649

Issuance of stock for services............         -           -       20,000          20         1,580              -        1,600

Preferred stock issued to officer......... 2,500,000       2,500            -           -        22,500              -       25,000

Net loss for the six months ended November
   30, 2001...............................         -           -            -           -             -       (639,803)    (639,803)
                                          ----------  ---------- ------------  ----------  ------------   ------------   ----------

BALANCE, NOVEMBER 30, 2001................ 2,500,000  $    2,500      770,000  $      770  $     56,303   $   (639,803)  $ (580,230)
                                          ==========  ========== ============  ==========  ============   ============   ==========

BALANCE, MAY 31, 2002..................... 2,500,000  $    2,500      770,000  $      770  $     56,303   $   (680,297)  $ (620,724)

Reclassification of shares to permanent
   stockholders' equity (deficit).........         -           -   49,230,000      49,230        51,086              -      100,316

Net loss for the six months ended November
   30, 2002...............................         -           -            -           -             -        (73,173)     (73,173)
                                          ----------  ---------- ------------  ----------  ------------   ------------   ----------

BALANCE, NOVEMBER 30, 2002................ 2,500,000  $    2,500   50,000,000  $   50,000  $    107,389   $   (753,470)  $ (593,581)
                                          ==========  ========== ============  ==========  ============   ============   ==========












              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002

                                         PREFERREDSTOCK                     COMMONSTOCK
                               -------------------------------    -----------------------------       ADDITIONAL
                                   SHARES            AMOUNT           SHARES           AMOUNT       PAID-IN CAPITAL       TOTAL
                               -------------     -------------    --------------    -----------     ---------------    -----------
Balance, May 31, 2001.......                -    $            -                -    $         -       $         -      $         -

Common stock issued for
   debt conversion,
   interest expense and
   discount on convertible
   debentures...............                -                 -       33,740,595         33,741            84,499          118,240
                               --------------    --------------   --------------    -----------       -----------      -----------

Balance, November 30, 2001..                -    $            -       33,740,595    $    33,741       $    84,499      $   118,240
                               ==============    ==============   ==============    ===========       ===========      ===========

Balance, May 31, 2002.......                -    $            -       60,340,522    $    60,341       $    62,615      $   122,956

Reclassification of shares
   to permanent
   stockholders' equity
   (deficit)................                -                 -      (49,230,000)       (49,230)          (51,086)        (100,316)
                               --------------    --------------   --------------    -----------       -----------      -----------

Balance, November 30, 2002..                -                 -       11,110,522    $    11,111       $    11,529      $    22,640
                               --------------    --------------   ==============    ===========       ===========      ===========



















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                                          NOVEMBER 30,               NOVEMBER 30,
                                                                                             2002                       2001
                                                                                    ------------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..................................................................           $     (73,173)              $    (639,803)
                                                                                        -------------               -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES:
   Common stock issued for services..........................................                       -                      26,600
   Amortization on discount of debenture conversions.........................                       -                      39,223
   Common stock issued for interest payment..................................                       -                       1,306

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) in accounts receivable.........................................                       -                     (12,034)
   (Increase) in officers' loans receivable..................................                       -                      (2,011)
   Increase in billings in excess of costs on uncompleted contracts..........                       -                      65,153
   Increase in accounts payable and accrued expenses.........................                   9,147                      53,963
                                                                                        -------------               -------------
         TOTAL ADJUSTMENTS...................................................                   9,147                     172,200
                                                                                        -------------               -------------

         NET CASH USED IN OPERATING ACTIVITIES...............................                 (64,026)                   (467,603)
                                                                                        -------------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debentures..................................................                       -                     444,550
   Proceeds from loan payable................................................                  65,560                      22,800
                                                                                        -------------               -------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES...........................                  65,560                     467,350
                                                                                        -------------               -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................                   1,534                        (253)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD..............................                     224                         253
                                                                                        -------------               -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $       1,758               $           -
                                                                                        =============               =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

   Debentures payable converted..............................................           $           -               $      42,239
                                                                                        =============               =============

   Interest expense converted................................................           $           -               $       1,306
                                                                                        =============               =============

   Stock issued for compensation and services................................           $           -               $      26,600
                                                                                        =============               =============

   Amortized discount on debenture conversions...............................           $           -               $      39,223
                                                                                        =============               =============

   Stock issued for accrued expenses related to debentures...................           $           -               $      35,472
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

The following is a reconciliation of the computation for basic and diluted EPS:

                                              NOVEMBER 30,     NOVEMBER 30,
                                                  2002             2001
                                            ----------------- ----------------

Net loss                                           $ (73,173)      $ (639,803)
                                            ----------------- ----------------
Weighted-average common shares outstanding
  (Basic)                                         21,282,500          750,073
Weighted-average common stock equivalents:
  Stock options                                            -                -
  Warrants                                                 -                -
Weighted-average common shares outstanding
  (Diluted)                                       21,282,500          750,073
                                            ================= ================

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

NOTE 12- NOVEMBER 30, 2001 FINANCIAL INFORMATION

The historical financial information contained in these condensed consolidated financial statements does not reflect financial information contained in the Company's quarterly report on Form 10-QSB for the quarter ended November 30, 2001 as this information has been corrected since the filing of that report. The Company has been in contact with the SEC regarding reflecting these corrections in an amendment to the Company's annual report on Form 10-KSB/A for the year ended May 31, 2002.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit
   Number                              Description
   -------                             -----------
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

                                VACATION OWNERSHIP MARKETING, INC.

Date:     April 4, 2003          By:        /s/ CHRISTOPHER ASTROM
                                    --------------------------------------------
                                                Christopher Astrom
                                              Chief Executive Officer
                                              Chief Financial Officer
                                           (Principal Financial Officer)

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

Dated:  April 4, 2003

/s/ CHRISTOPHER ASTROM
---------------------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer