Form 10QSB
period 2003-02-28
VACATION OWNERSHIP MARKETING INC
filed 2003-04-14
CIK 61500

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

                                 ---------------



                                     0-9879

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

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

                                  ------------

                                                   ------------



         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of April 11, 2003, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|
--------------------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..................................................3
      ITEM 1.      Financial Statements.......................................3
      ITEM 2.      Management's Discussion and Analysis or Plan of Operation.14
      RISK FACTORS ..........................................................19
      ITEM 3.      Controls and Procedures...................................22
PART II  OTHER INFORMATION...................................................23
      ITEM 1.      Legal Proceedings.........................................23
      ITEM 2.      Changes In Securities And Use Of Proceeds.................23
      ITEM 3.      Defaults Upon Senior Securities...........................23
      ITEM 4.      Submission of Matters to a Vote of Security Holders.......23
      ITEM 5.      Other Information.........................................23
      ITEM 6.      Exhibits And Reports On Form 8-K..........................26
SIGNATURES...................................................................27
CERTIFICATION................................................................27

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               FFEBRUARY 28, 2003
                                   (UNAUDITED)

                                      ASSET

CURRENT ASSET
   Cash and cash equivalents....................................... $      774
                                                                    ----------

TOTAL ASSET........................................................ $      774
                                                                    ==========

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................... $  106,302
   Short-term notes and advances payable...........................     77,260
   Debentures payable..............................................    400,202
                                                                    ----------

         TOTAL LIABILITIES.........................................    583,764
                                                                    ----------

TEMPORARY EQUITY,  11,110,595 issued and outstanding...............     22,640
                                                                    ----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
    2,500,000 shares issued and outstanding........................      2,500
   Common stock, $.001 par value, 50,000,000 shares authorized
    and 50,000,000 shares issued and outstanding...................     50,000
   Additional paid-in capital......................................    107,389
   Accumulated deficit.............................................   (765,519)
                                                                    ----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)......................   (605,630)
                                                                    ----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
   (DEFICIT)....................................................... $      774
                                                                    ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                                   NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                            -----------------------------      -----------------------------
                                                            FEBRUARY 28,      FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 28,
                                                               2003              2002             2003              2002
                                                            -----------       -----------      -----------       -----------
OPERATING REVENUES

   Revenue...............................................    $        -        $        -        $       -         $       -

COST OF REVENUES.........................................             -                 -                -                 -
                                                            -----------       -----------      -----------       -----------

GROSS PROFIT.............................................             -                 -                -                 -
                                                            -----------       -----------      -----------       -----------

OPERATING EXPENSES
   Organization expenses.................................             -           320,000                -                 -
   Professional fees.....................................        49,199           215,869            2,892            10,000
   Accounting and audit fees.............................         7,000             6,977                -                 -
   Stock transfer fees...................................         4,647               852            1,044                 -
   Administrative and Other..............................           364           102,806              109            45,535
                                                            -----------       -----------      -----------       -----------
      TOTAL OPERATING EXPENSES...........................        61,210           646,504            4,045            55,535
                                                            -----------       -----------      -----------       -----------

LOSS BEFORE OTHER (EXPENSE)..............................       (61,210)         (646,504)          (4,045)          (55,535)

OTHER (EXPENSE)
   Amortization of discount on debenture conversions.....             -           (39,794)               -              (571)
   Interest expense......................................       (24,012)          (17,651)          (8,004)           (8,040)
                                                            -----------       -----------      -----------       -----------
      TOTAL OTHER (EXPENSE)..............................       (24,012)          (57,445)          (8,004)           (8,611)
                                                            -----------       -----------      -----------       -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES...............   $   (85,222)      $  (703,949)     $   (12,049)      $   (64,146)
      PROVISION FOR INCOME TAXES.........................             -                 -                -                 -
                                                            -----------       -----------      -----------       -----------

NET LOSS APPLICABLE TO COMMON SHARES.....................   $   (85,222)      $  (703,949)     $   (12,049)      $   (64,146)
                                                            ============      ============     ===========       ===========

NET LOSS PER BASIC AND DILUTED SHARES....................   $  (0.00276)      $  (0.92220)      $(0.00024)       $  (0.08331)
                                                            ===========       ============      ==========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.....    30,855,024           763,333       50,000,000           770,000
                                                            ==========        ===========       ==========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


                                               PREFERRED STOCK        COMMON STOCK
                                             -------------------   -------------------   ADDITIONAL PAID-  ACCUMULATED
                                               SHARES    AMOUNT      SHARES      AMOUNT     IN CAPITAL       DEFICIT       TOTAL
                                             --------- ---------   ---------- ----------   ------------   ------------   ---------
BALANCE, MAY 31, 2001.......................         - $       -      750,000 $      750   $  2,176,176   $(2,182,602)   $  (5,676)

Cancellation of common shares for
   recapitalization.........................         -         -     (492,486)      (492)           492             -            -

Recapitalization............................         -         -      492,486        492     (2,144,145)    2,182,602       38,649

Issuance of stock for services..............         -         -       20,000         20          1,580             -        1,600

Preferred stock issued to officer........... 2,500,000     2,500            -          -         22,500             -       25,000

Net loss for the nine months ended February
   28, 2002.................................         -         -            -          -             -        (703,949)   (703,949)
                                             --------- ---------   ---------- ----------   ------------   ------------   ---------

BALANCE, FEBRUARY 28, 2002.................. 2,500,000 $   2,500      770,000 $      770   $     56,303   $  (703,949)   $(644,376)
                                             ========= =========   ========== ==========   ============   ===========    =========

BALANCE, MAY 31, 2002....................... 2,500,000 $   2,500      770,000 $      770   $     56,303   $  (680,297)   $(620,724)

Reclassification of shares to permanent
   stockholders' equity (deficit)...........         -         -   49,230,000     49,230         51,086             -      100,316

Net loss for the nine months ended February
   28, 2003.................................         -         -            -          -              -       (85,222)     (85,222)
                                             --------- ---------   ---------- ----------  -------------   -----------    ---------

BALANCE, FEBRUARY 28, 2003.................. 2,500,000 $   2,500   50,000,000 $   50,000   $    107,389   $  (765,519)   $(605,630)
                                             ========= =========   ========== ==========   ============   ===========    =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


                                   PREFERRED STOCK             COMMON STOCK
                                ---------------------    -------------------------    ADDITIONAL
                                 SHARES      AMOUNT         SHARES        AMOUNT    PAID-IN CAPITAL    TOTAL
                                ---------   ---------    -----------    ----------    ----------    ----------
Balance, May 31, 2001.......            -   $       -              -    $       -     $       -     $        -

Common stock issued for
   debt conversion,
   interest expense and
   discount on convertible
   debentures...............            -           -     60,340,595        60,341        62,615       122,956
                                ---------   ---------    -----------    ----------    ----------    ----------

Balance, February 28, 2002..            -   $       -     60,340,595    $   60,341    $   62,615    $  122,956
                                =========   =========    ===========    ==========    ==========    ==========

Balance, May 31, 2002.......            -   $       -     60,340,595    $   60,341    $   62,615    $  122,956

Reclassification of shares
   to permanent
   stockholders' equity
   (deficit)................            -           -    (49,230,000)      (49,230)      (51,086)     (100,316)
                                ---------   ---------    -----------    ----------    ----------    ----------

Balance, February 28, 2003..            -   $       -     11,110,595    $   11,111    $   11,529    $   22,640
                                =========   =========    ===========    ==========    ==========    ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                                                  FEBRUARY 28,         FEBRUARY 28,
                                                                                      2003                 2002
                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..................................................................     $    (85,222)        $   (703,949)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES:
   Common stock issued for services..........................................                -               26,600
   Amortization on discount of debenture conversions.........................                -               39,794
   Common stock issued for interest payment..................................                -                1,927

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) in accounts receivable.........................................                -               (7,590)
   (Increase) in officers' loans receivable..................................                -               (2,011)
   Increase in billings in excess of costs on uncompleted contracts..........                -               58,497
   Increase in accounts payable and accrued expenses.........................            8,512              119,129
                                                                                  ------------         ------------
         TOTAL ADJUSTMENTS...................................................            8,512              236,346
                                                                                  ------------         ------------

         NET CASH USED IN OPERATING ACTIVITIES...............................          (76,710)            (467,603)
                                                                                  -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debentures..................................................                -              444,550
   Proceeds from loan payable................................................           77,260               22,800
                                                                                  ------------         ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES...........................           77,260              467,350
                                                                                  ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................              550                 (253)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD..............................              224                  253
                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $        774         $          -
                                                                                  ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

   Debentures payable converted..............................................     $          -         $            44,348
                                                                                  ============         ===================

   Interest expense converted................................................     $          -         $             1,927
                                                                                  ============         ===================

   Stock issued for compensation and services................................     $          -         $            26,600
                                                                                  ============         ===================

   Amortized discount on debenture conversions...............................     $          -         $            39,794
                                                                                  ============         ===================

   Stock issued for accrued expenses related to debentures...................     $          -         $            36,887
                                                                                  ============         ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2003 AND 2002 (UNAUDITED)

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

On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("Acquisition Corp.") purchased 492,480 shares of the Company's common stock ("VAOM Common Stock") from certain stockholders for $350,000 pursuant to a stock purchase agreement dated August 27, 2001. Simultaneously, the Company entered into an escrow agreement with these stockholders pursuant to which $50,000 was escrowed for 60 days as security. At this time, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures (the "Acquisition Corp. Debentures).

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                             FEBRUARY 28,      FEBRUARY 28,
                                                 2003              2002
                                             -----------       -----------

Net loss                                     $  (85,222)        $ (703,949)
                                             -----------       -----------
Weighted-average common shares outstanding
  (Basic)                                     30,855,024           763,333
Weighted-average common stock equivalents:
  Stock options                                        -                 -
  Warrants                                             -                 -
Weighted-average common shares outstanding
  (Diluted)                                   30,855,024           763,333
                                             ===========       ===========

NOTE 3-           GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses for the nine months ended February 28, 2003 and 2002.

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

NOTE 6-           TEMPORARY EQUITY

The Company has recorded on its balance sheet as a temporary equity account the issuance of common stock issued above its authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). Temporary equity at February 28, 2003 and 2002, were $22,640 and $122,956, respectively.

NOTE 7-           STOCKHOLDERS' DEFICIT

The Company issued 20,000 shares of VAOM Common Stock to a consultant at fair market value $.08 per share on August 31, 2001 ($1,600).

The Company issued 2.5 million shares of its Preferred Stock to an officer at fair value on November 5, 2001 ($25,000).

As of September 10, 2002, the Company had issued 60,340,595 shares of VAOM Common Stock that had been classified as temporary equity. (See Note 6). Out of those 60,340,595 million shares, all but the 11,110,595 common shares that were issued in excess of the Company's authorized limit of 50 million shares have been classified back to permanent stockholders' equity (deficit). The shares that were issued over the authorized limit of 50 million shares at February 28, 2003 remain in temporary equity.

NOTE 8-           SHORT-TERM NOTES AND ADVANCES PAYABLE

In the period June 1, 2002 through February 28, 2003, the Company has received a total of $77,260 either in the form of short-term promissory notes bearing interest at 15% annually, or through advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. (See Note 10).

NOTE 9-           CONVERTIBLE DEBENTURES PAYABLE

The Company has convertible debentures outstanding at February 28, 2003 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest until the maturity date of August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement.

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

As discussed in Note 8, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of February 28, 2003, the Company has outstanding amounts due its affiliates of $77,260. Of this amount $47,560 is due National Residential Properties, Inc., $5,000 is due Prime Rate Investors, Inc., and $24,700 is due Genesis Capital Corporation of Nevada.

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

NOTE 12-          FEBRUARY 28, 2003 FINANCIAL INFORMATION

The historical financial information contained in these condensed consolidated financial statements does not reflect financial information contained in the Company's quarterly report on Form 10-QSB for the quarter ended February 28, 2002 as this information has been corrected since the filing of that report. These corrections are reflected in an amendment to the Company's annual report on Form 10-KSB/A for the year ended May 31, 2002 filed April 4, 2003.

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

         o The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission compelled the Company to record all possible claims within one year from the date of previous reports as temporary equity, rather than permanent equity. One year has passed from the initial placement of the VAOM Debentures and $44,348 of the VAOM Debentures were converted during the period beginning on September 24, 2001 and ending on December 20, 2001. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock, with an average price of $.00137 per share. All shares of VAOM Common Stock were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of VAOM Common Stock will 15 file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

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

PLAN OF OPERATIONS

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from National Residential Properties, Inc., an affiliate of the Company, and other of the Company's affiliates and believes it can satisfy its cash requirements so long as it is able to obtain financing from its affiliates. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

RISKS RELATED TO LEGAL UNCERTAINTIES

The Company Believes It Has Violated Delaware State Law

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of April 11, 2003, the Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized.

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

The Company May Face Litigation for Issuing Securities in Violation of Section 5 of the Securities Act

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of VAOM Common Stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.
Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because actions by the holders of VAOM Common Stock received upon conversion of the VAOM Debentures are now likely barred by this statute of limitations, the Company has reclassified certain amounts from temporary equity to permanent stockholder equity. One year has passed from the initial placement of the VAOM Debentures and $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees (a total of approximately $83,162) were converted during the period beginning on September 24, 2001 and ending on December 20, 2001. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock, with an average price of $.00137 per share. All shares of VAOM Common Stock issued upon conversion of the VAOM Debentures were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of
Section 5. Because the statute of limitations has run, it is unlikely that these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible enforcement action by the SEC.

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

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended February 28, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                      VACATION OWNERSHIP MARKETING, INC.

Date: April 14, 2003  By:                 /s/ Christopher Astrom
                           -----------------------------------------------------
                                             Christopher Astrom
                                          Chief Executive Officer
                           Chief Financial Officer (Principal Financial Officer)

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

Dated:  April 14, 2003

/s/ Christopher Astrom _____________
Christopher Astrom
Chief Executive Officer
Chief Financial Officer