Form 10KSB/A
period 2002-05-31
VACATION OWNERSHIP MARKETING INC
filed 2003-06-17
CIK 61500

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
    ITEM 2.      Properties........................................................................................ 11
    ITEM 3.      Legal Proceedings................................................................................. 11
    ITEM 4.      Submission of Matters to a Vote of Security Holders............................................... 11
PART II............................................................................................................ 12
    ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................. 12
    ITEM 6.      Management's Discussion and Analysis or Plan of Operation......................................... 14
    ITEM 7.      Financial Statements.............................................................................. 22
    ITEM 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............. 39
PART III........................................................................................................... 40
    ITEM 9.      Directors and Executive Officers of the Registrant Board of Directors............................. 40
    ITEM 10.     Executive Compensation............................................................................ 41
    ITEM 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.... 41
    ITEM 12.     Certain Relationships and Related Transactions.................................................... 42
    ITEM 13.     Exhibits and Reports on Form 8-K.................................................................. 44
    ITEM 14.     Controls and Procedures........................................................................... 44
SIGNATURES......................................................................................................... 45
CERTIFICATION...................................................................................................... 45



PURPOSE OF AMENDMENT
The purpose of this amendment is to revise the notes to the Company's consolidated financial statements by adding a new Note 14.

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

NET LOSS FOR THE PERIOD ENDED AUGUST 31, 2001

  NET LOSS, AS PREVIOUSLY STATED                                      ($56,911)
        Organization costs - merger                                   (320,000)
        Professional fees - merger                                     (84,192)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($461,103)
                                                                     ==========

NET LOSS FOR THE PERIOD ENDED NOVEMBER 30, 2001
  THREE MONTHS ENDED NOVEMBER 30, 2001
        NET LOSS, AS PREVIOUSLY STATED                                ($32,013)
        Interest expense - debentures                                   (9,611)
        Amortization of discount on debenture conversions              (39,223)
        Legal fees - debentures                                        (45,200)
        Fees - investors                                               (52,653)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($178,700)
                                                                     ==========
  SIX MONTHS ENDED NOVEMBER 30, 2001
        NET LOSS, AS PREVIOUSLY STATED                                ($88,924)
        Organization costs - merger                                   (320,000)
        Professional fees - merger                                     (84,192)
        Interest expense - debentures                                   (9,611)
        Amortization of discount on debenture conversions              (39,223)
        Legal fees - debentures                                        (45,200)
        Fees - investors                                               (52,653)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($639,803)
                                                                     ==========


NET LOSS FOR THE PERIOD ENDED FEBRUARY 28, 2002
   THREE MONTHS ENDED FEBRUARY 28, 2002
        NET LOSS, AS PREVIOUSLY STATED                                 ($1,559)
        Interest expense - debentures                                   (8,040)
        Amortization of discount on debenture conversions                 (571)
        Legal fees - debentures                                        (10,000)
        Fees - investors                                               (43,976)
                                                                     ----------
        NET LOSS, AS RESTATED                                         ($64,146)
                                                                     ==========
   NINE MONTHS ENDED FEBRUARY 28, 2002
        NET LOSS, AS PREVIOUSLY STATED                                ($90,483)
        Organization costs - merger                                   (320,000)
        Professional fees - merger                                     (84,192)
        Interest expense - debentures                                  (17,651)
        Amortization of discount on debenture conversions              (39,794)
        Legal fees - debentures                                        (55,200)
        Fees - investors                                               (96,629)
                                                                     ----------
        NET LOSS, AS RESTATED                                        ($703,949)
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

NOTE 14 - RESTATEMENT INFORMATION

The effect of the restatement of the Company's financial statements presented in this annual report on Form 10-KSB/A is to change financial information presented for the quarters ended August 31, 2001, November 30, 2001 and February 28, 2002. The Company's restatement contains adjustments that fall into four categories.

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

The third category of adjustments pertains to the Company's debentures. Pursuant to this adjustment, amortization of discount on debenture conversions in the amount of $39,223 and professional fees associated with debenture funding and stock issuances of $30,200 not previously recognized in the second quarter ended November 30, 2001 is being reflected. The Company is also reflecting $571 of amortized interest on debenture conversions and $8,040 of additional accrued interest in the third quarter ended February 28, 2002.

The fourth category of adjustments involves the Company reclassifying certain amounts in permanent stockholder equity (deficit) to temporary equity. The impact of this change is that approximately $123,000 previously credited in permanent stockholder equity (deficit) and paid in capital was moved to a temporary account.

As the effects of this restatement will be reflected in this annual report and the Company's quarterly reports for the periods ended August 31, 2002, November 30, 2002 and February 28, 2003, the Company does not plan to file amended quarterly reports for the periods ended August 31, 2001, November 30, 2001 and February 28, 2002. The following, however, is a summary of the cumulative effect of the restatement of the Company's net loss for the aforementioned periods:

NET LOSS FOR THE PERIOD ENDED AUGUST 31, 2001
  NET LOSS, AS PREVIOUSLY STATED                                ($56,911)
        Organization costs - merger                             (320,000)
        Professional fees - merger                               (84,192)
                                                                 -------
        NET LOSS, AS RESTATED                                  ($461,103)
                                                               ==========

NET LOSS FOR THE PERIOD ENDED NOVEMBER 30, 2001
  THREE MONTHS ENDED NOVEMBER 30, 2001
        NET LOSS, AS PREVIOUSLY STATED                          ($32,013)
        Interest expense - debentures                             (9,611)

        Amortization of discount on debenture conversions        (39,223)
        Legal fees - debentures                                  (45,200)
        Fees - investors                                         (52,653)
                                                                 --------
        NET LOSS, AS RESTATED                                  ($178,700)
                                                               ==========
  SIX MONTHS ENDED NOVEMBER 30, 2001
        NET LOSS, AS PREVIOUSLY STATED                          ($88,924)
        Organization costs - merger                             (320,000)
        Professional fees - merger                               (84,192)
        Interest expense - debentures                             (9,611)
        Amortization of discount on debenture conversions        (39,223)
        Legal fees - debentures                                  (45,200)
        Fees - investors                                         (52,653)
                                                                 --------
        NET LOSS, AS RESTATED                                  ($639,803)
                                                               ==========

NET LOSS FOR THE PERIOD ENDED FEBRUARY 28, 2002
   THREE MONTHS ENDED FEBRUARY 28, 2002
        NET LOSS, AS PREVIOUSLY STATED                           ($1,559)
        Interest expense - debentures                             (8,040)
        Amortization of discount on debenture conversions           (571)
        Legal fees - debentures                                  (10,000)
        Fees - investors                                         (43,976)
                                                                 --------
        NET LOSS, AS RESTATED                                   ($64,146)
                                                                =========
   NINE MONTHS ENDED FEBRUARY 28, 2002
        NET LOSS, AS PREVIOUSLY STATED                          ($90,483)
        Organization costs - merger                             (320,000)
        Professional fees - merger                               (84,192)
        Interest expense - debentures                            (17,651)
        Amortization of discount on debenture conversions        (39,794)
        Legal fees - debentures                                  (55,200)
        Fees - investors                                         (96,629)
                                                                 --------
        NET LOSS, AS RESTATED                                  ($703,949)
                                                               ==========

The following table further details the effect of the restated financial information contained in this annual report on Form 10-KSB/A by setting forth a comparison of unaudited quarterly information for the three months ended August 31, 2001, November 30, 2001 and February 28, 2002 as previously reported and as restated:

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

                                             VACATION OWNERSHIP MARKETING, INC.

                                             By: /s/ CHRISTOPHER ASTROM
                                                 ----------------------
                                                    Christopher Astrom
                                                 CHIEF EXECUTIVE OFFICER
                                                 CHIEF FINANCIAL OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 17, 2003:


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



Dated:  June 17, 2003


/s/ CHRISTOPHER ASTROM
----------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer