Form 10QSB/A
period 2002-11-30
VACATION OWNERSHIP MARKETING INC
filed 2003-06-17
CIK 61500

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

PURPOSE OF AMENDMENT


The purpose of this amendment is to revise the Company's consolidated financial statements and the notes thereto.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

                                      ASSET
CURRENT ASSET
   Cash and cash equivalents..............................................................................              $     1,758
                                                                                                                        -----------

TOTAL ASSET...............................................................................................              $     1,758
                                                                                                                        ===========

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses..................................................................              $   106,937
   Short-term notes and advances payable..................................................................                   65,560
   Debentures payable.....................................................................................                  400,202
                                                                                                                        -----------

         TOTAL LIABILITIES................................................................................                  572,699
                                                                                                                        -----------

TEMPORARY EQUITY,  26,600,000 issued and outstanding......................................................                   26,600
                                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value, 10,000,000 shares authorized, 2,500,000
   shares issued and outstanding..........................................................................                    2,500
   Common stock, $.001 par value, 50,000,000
   shares authorized and 34,510,522 shares issued and
      outstanding.........................................................................................                   34,511
   Additional paid-in capital.............................................................................                  118,918
   Accumulated deficit....................................................................................                 (753,470)
                                                                                                                        -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT).............................................................                 (597,541)
                                                                                                                        -----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)....................................              $     1,758
                                                                                                                        ===========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                         SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                 ------------------------------      ------------------------------
                                                                  NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,
                                                                      2002              2001              2002              2001
                                                                 ------------      ------------      ------------      ------------
OPERATING REVENUES
   Revenue...............................................        $          -      $          -      $          -      $          -

COST OF REVENUES.........................................                   -                 -                 -                 -
                                                                 ------------      ------------      ------------      ------------

GROSS PROFIT.............................................                   -                 -                 -                 -
                                                                 ------------      ------------      ------------      ------------
OPERATING EXPENSES
   Organization expenses.................................                   -           320,000                 -                 -
   Professional fees.....................................              46,307           205,869            33,747            70,200
   Accounting and audit fees.............................               7,000             6,977             3,500             2,339
   Stock transfer fees...................................               3,603               852             3,603                75
   Administrative and Other..............................                 255            57,271               255            57,252
                                                                 ------------      ------------      ------------      ------------
      TOTAL OPERATING EXPENSES...........................              57,165           590,969            41,105           129,866
                                                                 ------------      ------------      ------------      ------------

LOSS BEFORE OTHER (EXPENSE)..............................             (57,165)         (590,969)          (41,105)         (129,866)
                                                                 -------------     -------------     -------------     -------------

OTHER (EXPENSE)
   Amortization of discount on debenture conversions.....                   -           (39,223)                -           (39,223)
   Interest expense......................................             (16,008)           (9,611)           (8,004)           (9,611)
                                                                 -------------     -------------     -------------     -------------
      TOTAL OTHER (EXPENSE)..............................             (16,008)          (48,834)           (8,004)          (48,834)
                                                                 -------------     -------------     -------------     -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES...............        $    (73,173)     $   (639,803)     $    (49,109)     $   (178,700)
                                                                 ============      ============      ============      ============
      PROVISION FOR INCOME TAXES.........................                   -                 -                 -                 -
                                                                 ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES.....................        $    (73,173)     $   (639,803)     $    (49,109)     $   (178,700)
                                                                 ============      ============      ============      ============

NET LOSS PER BASIC AND DILUTED SHARES....................        $   (0.00344)     $   (0.84177)     $   (0.00117)     $   (0.23206)
                                                                 ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.....          21,282,500           760,073        41,795,000           770,073
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

                                              PREFERRED STOCK          COMMON STOCK         ADDITIONAL

                                          ---------------------- ------------------------   PAID-IN       ACCUMULATED
                                            SHARES       AMOUNT     SHARES       AMOUNT     CAPITAL         DEFICIT         TOTAL
                                          ----------  ---------- ------------  ----------  ------------   ------------   ----------
BALANCE, MAY 31, 2001.....................         -  $        -      750,000  $      750  $  2,176,176   $ (2,182,602)  $   (5,676)

Cancellation of common shares for
   recapitalization.......................         -           -     (492,486)       (492)          492              -            -

Recapitalization..........................         -           -      492,486         492    (2,144,445)     2,182,602       38,649

Issuance of stock for services............         -           -       20,000          20         1,580              -        1,600

Preferred stock issued to officer......... 2,500,000       2,500            -           -        22,500              -       25,000

Net loss for the six months ended November
   30, 2001...............................         -           -            -           -             -       (639,803)    (639,803)
                                          ----------  ---------- ------------  ----------  ------------   ------------   ----------

BALANCE, NOVEMBER 30, 2001................ 2,500,000  $    2,500      770,000  $      770  $     56,303   $   (639,803)  $ (580,230)
                                          ==========  ========== ============  ==========  ============   ============   ==========

BALANCE, MAY 31, 2002..................... 2,500,000  $    2,500      770,000  $      770  $     56,303   $   (680,297)  $ (620,724)

Reclassification of shares to permanent
   stockholders' equity (deficit).........         -           -   33,740,522      33,741        62,615              -       96,356

Net loss for the six months ended November
   30, 2002...............................         -           -            -           -             -        (73,173)     (73,173)
                                          ----------  ---------- ------------  ----------  ------------   ------------   ----------

BALANCE, NOVEMBER 30, 2002................ 2,500,000  $    2,500   34,510,522  $   34,511  $    118,918   $   (753,470)  $ (597,541)
                                          ==========  ========== ============  ==========  ============   ============   ==========













              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002

                                         PREFERREDSTOCK                     COMMONSTOCK
                               -------------------------------    -----------------------------       ADDITIONAL
                                   SHARES            AMOUNT           SHARES           AMOUNT       PAID-IN CAPITAL       TOTAL
                               -------------     -------------    --------------    -----------     ---------------    -----------
Balance, May 31, 2001.......                -    $            -                -    $         -       $         -      $         -

Common stock issued for
   debt conversion,
   interest expense and
   discount on convertible
   debentures...............                -                 -       33,740,595         33,741            84,499          118,240
                               --------------    --------------   --------------    -----------       -----------      -----------

Balance, November 30, 2001..                -    $            -       33,740,595    $    33,741       $    84,499      $   118,240
                               ==============    ==============   ==============    ===========       ===========      ===========

Balance, May 31, 2002.......                -    $            -       60,340,522    $    60,341       $    62,615      $   122,956

Reclassification of shares
   to permanent
   stockholders' equity
   (deficit)................                -                 -      (34,740,522)       (33,741)          (62,615)         (96,356)
                               --------------    --------------   --------------    -----------       -----------      -----------

Balance, November 30, 2002..                -                 -       26,600,000    $    26,600       $    26,600      $    26,600
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

NOTE 5- CONTINGENCY/UNCERTAINTY


The Company in the quarter ended February 28, 2001, issued common stock above the Company's authorized amount and issued shares that at the time may not have been in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended. However, the requirements of the exemptions relied on do not appear to have been satisfied. The full impact of these items was unknown at this time. As a result, the Company had recorded at February 28, 2001, $122,956 of temporary equity. This amount has been reduced in the quarter ended November 30, 2002 for the reclassification of shares from temporary equity to permanent stockholders' equity to 26,600. This account acts as a reserve for capital that the Company may be required to repay. (See Note 6).

NOTE 6- TEMPORARY EQUITY


The Company has recorded on its balance sheet as a temporary equity account the issuance of common stock that may not have been in compliance with the registration requirements of Section 5 of the Securities Act and that was issued in excess of the Company's authorized amount. All related amounts that were previously included in common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). Temporary equity at November 30, 2002 and 2001, was $26,600 and $118,240, respectively.


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

RISKS RELATED TO LEGAL UNCERTAINTIES

The Company Believes It Has Violated Delaware State Law


         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of April 1, 2003, the Company had 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized.

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

                                VACATION OWNERSHIP MARKETING, INC.


Date:     June 17, 2003          By:        /s/ CHRISTOPHER ASTROM
                                    --------------------------------------------

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


Dated:  June 17, 2003


/s/ CHRISTOPHER ASTROM
---------------------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer