Form 10KSB
period 2003-05-31
VACATION OWNERSHIP MARKETING INC
filed 2003-08-29
CIK 61500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2003

                          Commission File Number 0-9879

                                   ----------

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         Issuer's revenues for its most recent fiscal year:  $0

         The aggregate market value of voting stock held by non-affiliates of the registrant as of August 28, 2003 was $29,364.26 (based on the last reported sale price of $.0007 per share on August 28, 2003).

         The number of shares of the registrant's common stock outstanding as of August 28, 2003 was 61,110,595.

         Transitional Small Business Disclosure Format:  Yes |_| | No |X|
         --------------------------------------------------------------------

                       VACATION OWNERSHIP MARKETING, INC.
                         2003 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I        .................................................................2

ITEM 1.  DESCRIPTION OF BUSINESS...............................................2

RISK FACTORS  .................................................................5

ITEM 2.  DESCRIPTION OF PROPERTY...............................................8

ITEM 3.  LEGAL PROCEEDINGS.....................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

PART II       .................................................................8

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 7.  FINANCIAL STATEMENTS.................................................15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE..........................................29

ITEM 8A.  CONTROLS AND PROCEDURES.............................................29

PART III      ................................................................29

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................29

ITEM 10.  EXECUTIVE COMPENSATION..............................................31

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS...................................31

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................32

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................33

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

         The Project was not completed. Conquistador Plaza and its parent company, National Residential Properties, Inc., an affiliate of the Company, initially determined that it would be best served by waiving liquidated damages. However, on March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company, Braulio Gutierrez assigned to the Company his shares of VAOM Common Stock, and Conquistador Plaza declared Encore Builders in default of its construction contract. On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza in the amount of $504,000, and Conquistador Plaza asserted its claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation. The parties to the lawsuit are currently negotiating a stipulation for settlement. Christopher Astrom, a principal stockholder and director of the Company, replaced Braulio Gutierrez as President of the Company.

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

         EMPLOYEES

         Other than Christopher Astrom, who is the Chief Executive Officer and Chief Financial Officer of the Company, and Richard Astrom, who is the Secretary of the Company, the Company has no employees and does not anticipate hiring any employees in the near future. Neither Christopher Astrom nor Richard Astrom directly received compensation for employment during the fiscal year ended May 31, 2003. However, the Company paid $8,689 to Richard and Christopher Astrom's counsel who assisted Richard and Christopher Astrom with securities law matters which also benefitted the Company.

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

         THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

         The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report dated July 31, 2003, that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

         THE COMPANY CURRENTLY HAS NO OPERATIONS

         The Company has had no operations since the resignation on March 20, 2002 of the Company's President, Braulio Gutierrez and the subsequent return of the Company's Encore Builders Common Stock to Braulio Gutierrez.

         IT MAY BE DIFFICULT TO CONSUMMATE A MERGER OR ACQUISITION WITH A PRIVATE ENTITY

         Upon the resolution of certain legal uncertainties described below, the Company expects its purpose will include locating and consummating a merger or acquisition with a private entity. The Company anticipates the selection of a business opportunity in which to participate will be complex and extremely risky. The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

RISKS RELATED TO LEGAL UNCERTAINTIES

THE COMPANY BELIEVES IT HAS VIOLATED DELAWARE STATE LAW

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than authorized. As a result, as of August 28, 2003, the Company has 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized. Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be voidable, but can be cured. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount in an amount equal to 11,110,595 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.084 to $.0001 per share). The overissuance, together with the Company's inability to increase its authorized number of shares has practically eliminated the Company's ability to raise capital. The Company believes it will not be able to continue trading VAOM Common Stock, increase its capital resources or engage in a business combination transaction until the overissuance is cured and the Company increases the authorized number of shares of VAOM Common Stock.

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

         THE COMPANY MAY FACE LITIGATION FOR ISSUING SECURITIES IN VIOLATION OF
SECTION 5 OF THE SECURITIES ACT

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of VAOM Common Stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.
Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because the Company believes actions by the holders of VAOM Common Stock received upon conversion of the VAOM Debentures are barred by this statute of limitations, the Company has reclassified certain amounts from temporary equity to permanent stockholder equity. One year has passed from the initial placement of the VAOM Debentures and from the conversion of the VAOM Debentures issued. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock. All shares of VAOM Common Stock issued upon conversion of the VAOM Debentures were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located at 6915 Red Road, Suite 222, Coral Gables, Florida 33143 under a lease that expires in March 2004. The lease is in the name of National Residential Properties, Inc., an affiliated company, and the Company pays no rent for the leased space. Previously, the Company's principal offices were located at 2921 NW Sixth Avenue, Miami, Florida 33127. The Company does not own any properties nor does it lease any other properties other than its principal executive offices. The Company pays no rent for the use of this mailing address. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET PRICE OF VAOM COMMON STOCK

         VAOM Common Stock is quoted on The Over the Counter Bulletin Board under the symbol VAOM.OB. While it appears there is no market for VAOM Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of VAOM Common Stock as reported on The Over the Counter Bulletin Board for each quarter within the last two fiscal years. The last reported bid price on The Over the Counter Bulletin Board for VAOM Common Stock was $.0007 on August 28, 2003.

                QUARTERLY PERIOD (1)            HIGH (2)      LOW
                First Quarter 2003.........       $.001      $.000
                Second Quarter 2003........       $.000      $.000
                Third Quarter 2003.........       $.000      $.000
                Fourth Quarter 2003........       $.002      $.000

                                 --------------------
                 (1)     Source:  IDD, Information Services, Tradeline
                 (2) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         HOLDERS

         As of August 28, 2003, there were approximately 883 holders of record of VAOM Common Stock.

         DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to a securities subscription agreement, on August 27, 2001, Acquisition Corp. issued the Acquisition Corp. Debentures to Sea Lion Investors LLC, Equity Planners LLC and Myrtle Holdings LLC (together, the "INVESTORS"). While the Company filed certain documents associated with this offering as exhibits to its Exchange Act reports, in which the Investors have been identified as Suffern Investors LLC, Shea Holdings LLC and PEYU Holdings LLC, the Company has subsequently received documentation from the Investors' counsel indicating that Sea Lion Investors LLC, Equity Planners LLC and Myrtle Holdings LLC are the correct names of the Investors. Subsequently, Acquisition Corp. merged with and into the Company. Pursuant to the merger, the Acquisition Corp. Debentures were surrendered and canceled and the VAOM Debentures were issued by the Company to the holders of the Acquisition Corp. Debentures. Pursuant to an assignment and assumption agreement, the Company assumed all the conditions and obligations of the subscription agreement and the Acquisition Corp. Debentures.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

         OVERVIEW

         From 1983 until August 29, 2001, the Company was not engaged in any business. In August 2001, the Company underwent several changes:

         - Effective August 23, 2001, a 1:20 reverse stock split of VAOM Common Stock became effective. Pre-split, there were 15 million shares of VAOM Common Stock issued and outstanding; post-split, there were 750,000 shares of VAOM Common Stock issued and outstanding.

         - Effective August 23, 2001, the Company amended its Certificate of Incorporation to increase the number of shares of VAOM Common Stock authorized from 15 million to 50 million and increase the number of shares of its preferred stock authorized from 1 million to 10 million.

         - On August 27, 2001, Acquisition Corp. purchased 492,480 shares (post-split) of VAOM Common Stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc, and Michael Schumacher for $350,000, pursuant to an agreement dated August 27, 2001. At the time, these sellers were significant holders of the Company's capital stock and Peter Porath was one of the Company's directors.

         - On August 27, 2001, Acquisition Corp. entered into an Escrow Agreement with the sellers mentioned above and Ann Porath, Esq., as the escrow agent, pursuant to which $50,000 was escrowed for 60 days as security for the indemnifications given by the sellers under a stock purchase agreement.

         - In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain accredited investors evidenced by the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were offered pursuant to an exemption from Section 5 of the Securities Act. The ability to rely on this exemption has since been called into question.

         - The Acquisition Corp. Debentures were convertible into Acquisition Corp. Common Stock from time to time. Thereafter, as contemplated by the stock purchase agreement, and for services rendered, Acquisition Corp. issued 15,000 shares each of VAOM Common Stock (which it then owned) to Messrs. Porath and Michael Schumacher, and subsequently the Company issued 20,000 shares of VAOM Common Stock to NevWest Securities Corporation.

         - Prior to the reorganization of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of 10 million shares of Acquisition Corp. Common Stock, of which 1,000 shares were issued, outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares).

         - On August 28, 2001, Acquisition Corp. declared a stock dividend of shares of VAOM Common Stock owned by it to Christopher Astrom (277,492 shares) and Braulio Gutierrez (184,994 shares), who, at that time, were the sole stockholders of Acquisition Corp. As a result of this stock dividend, Christopher Astrom became the owner of 277,492 shares of VAOM Common Stock, and Braulio Gutierrez became the owner of 184,994 shares of VAOM Common Stock on September 4, 2001, the date they received their stock certificates.

         - On August 29, 2001, Acquisition Corp. entered into an agreement with Christopher Astrom and Braulio Gutierrez, who were then the sole stockholders of Encore Builders, and with Encore Builders, to purchase Encore Builders Common Stock. Encore was at the time a general contractor in the business of building multi-family residential apartment units. Acquisition Corp. purchased all of the issued and outstanding Encore Builders Common Stock from its two stockholders for $1 and 900 shares of Encore Builders Common Stock from Encore Builders for $470,000. Approximately $4550 was paid in cash and $465,450 was paid in the form of an Acquisition Corp. Demand Note. Encore Builders was at the time a general contractor in the business of building multi-family residential apartment units.

         - On August 29, 2001, the Company purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez) for $1.

         - Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the stock of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to this merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Thus, (a) Encore Builders became the Company's wholly-owned subsidiary,
(b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 shares) were surrendered by them to, and were canceled by, the Company, (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by the Company were canceled by the Company, and (d) the Acquisition Corp. Debentures were surrendered to the Company, canceled, and the VAOM Debentures were issued by the Company to the holders of the Acquisition Corp. Debentures.

         - Subsequently, the holders of the VAOM Debentures exercised their rights to convert the VAOM Debentures into VAOM Common Stock. As a result of the conversion, coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than were authorized.

         - The debentures were issued, exchanged and converted pursuant to exemptions from Section 5 of the Securities Act. The ability to rely on these exemptions has since been called into question.

         - The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission has compelled the Company to record all possible claims within the past year as temporary equity, rather than permanent equity. One year has passed from the initial placement of the VAOM Debentures and from the conversion of the VAOM Debentures issued. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock, with an average price of $.00137 per share. All shares of VAOM Common Stock were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of
Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

         - On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of VAOM Common Stock and has a vote equivalent to one share of VAOM Common Stock. However, because the Company has issued shares of VAOM Common Stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into VAOM Common Stock.

         - On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("SROYA HOLDINGS") as escrow agent entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of VAOM Common Stock with Sroya Holdings for conversion of the VAOM Debentures. The escrow agreement provides that if the Company does not have a sufficient number of shares of VAOM Common Stock to meet the requirement of 100 million shares, it must deposit with Sroya Holdings the number of shares of VAOM Common Stock authorized but unissued, and upon authorization of a sufficient additional number of shares, deposit additional shares with Sroya Holdings. Further, pursuant to the escrow agreement, notices of conversion of the VAOM Debentures must be simultaneously sent to the Company and to Sroya Holdings as shares issued upon conversion of the VAOM Debentures are released by Sroya Holdings. The escrow agreement calls for the deposit of "freely tradeable" securities into the escrow. At the time the Company entered into the escrow agreement, it believed it could rely on an exemption to Section 5 of the Securities Act to issue the VAOM Common Stock to be used upon conversion of the VAOM Debentures. The Company currently believes that it will not be able to rely on an exemption to Section 5 of the Securities Act and, as such, will not be able to deposit "freely tradeable" securities into the escrow. Choosing not to deposit "freely tradeable" securities into the escrow may constitute a breach under the terms of the VAOM Debentures. For further discussion of this matter, see the discussion under "Liquidity and Capital Resources". As of the date of this report, Sroya Holdings does not hold any shares of VAOM Common Stock. The Company does not plan to issue additional Common Stock to Sroya Holdings. The Company and the holders of the VAOM Debentures agreed to indemnify Sroya Holdings, pursuant to the terms of the escrow agreement, for acts relating to the escrow of VAOM Common Stock.

         - The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations. The Company has had no material operating activity during its fiscal year ended May 31, 2003.

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

         On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, in the amount of $504,000, and Conquistador Plaza asserted a claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation. The parties involved in the lawsuit are currently negotiating a stipulation for settlement.

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

ITEM 7.  FINANCIAL STATEMENTS

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                                         (856) 346-2828 Fax (856) 346-2882

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vacation Ownership Marketing, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheet of Vacation Ownership Marketing, Inc. and Subsidiaries (the "COMPANY") as of May 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), changes in temporary equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the year ended May 31, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company has substantial operating deficits. Management's plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vacation Ownership Marketing, Inc. as of May 31, 2003 and 2002 and the results of its operations, changes in stockholders' equity (deficit), temporary equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 31, 2003




          MEMBERS OF:    AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                         PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2003 AND 2002

ASSETS


CURRENT ASSETS                                                                  2003              2002
         Cash and cash equivalents                                           $       645       $       224
                                                                             -----------       -----------

TOTAL ASSETS                                                                 $       645       $       224
                                                                             ===========       ===========


LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
         Accounts payable accrued expenses                                   $   104,561       $    97,790
         Debentures payable                                                      400,202           400,202
         Short-term notes payable and advances                                    65,985                -
                                                                             -----------       -----------

                  TOTAL LIABILITIES                                          $   570,748       $   497,992
                                                                             -----------       -----------

TEMPORARY EQUITY                                                                  22,640           122,956

STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, $.001 par value, 10,000,000 shares
         authorized, 2,500,000 issued and outstanding                              2,500             2,500
         Common stock, $.001 par value, 50,000,000 and 15,000,000
         authorized and 50,000,000 and 770,000 shares issued and
         outstanding at May 31, 2003 and 2002                                     50,000
         Additional paid-in capital                                              107,389            56,303
         Accumulated deficit                                                    (752,632)         (680,297)
                                                                             -----------       -----------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (592,743)         (620,724)
                                                                             -----------       -----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
         STOCKHOLDERS' EQUITY (DEFICIT)                                      $       645       $       224
                                                                             ===========       ===========

----------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002


                                                         2003            2002
                                                      ----------     ----------
REVENUES                                             $         -    $         -

COST OF REVENUES                                               -              -
                                                      ----------     ----------
GROSS PROFIT                                                   -              -
                                                      ----------     ----------
OPERATING EXPENSES
   Organization expenses                                       -        320,000
   Professional fees and Compensation                     12,522        236,721
   Accounting and audit fees                              14,000         28,477
   Stock transfer fees                                     5,161            852
   Administrative and Other                                  530        102,806
                                                      ----------     ----------
         TOTAL OPERATING EXPENSES                         32,213        688,856

LOSS BEFORE OTHER EXPENSE                                (32,213)      (688,856)

OTHER (EXPENSE)
   Interest expense                                      (40,122)       (27,260)
   Amortization of discount on debenture conversions           -        (39,794)
                                                      ----------     ----------
         TOTAL OTHER EXPENSES                            (40,122)       (67,054)
                                                      ----------     ----------
NET LOSS FROM CONTINUING OPERATIONS                      (72,335)      (755,910)

DISCONTINUED OPERATIONS
   Gain on disposal of subsidiary including provision
   of$-0- for operating losses during phaseout period          -         75,613

NET LOSS BEFORE PROVISION FOR INCOME TAXES:              (72,335)      (680,297)
                                                      ----------     ----------
   Provision for income taxes                                  -              -
                                                      ----------     ----------
NET LOSS APPLICABLE TO COMMON SHARES                 $   (72,335)   $  (680,297)
                                                      ==========     ==========
NET GAIN (LOSS) PER BASIC AND DILUTED SHARES
   From continuing operations                        $    (0.004)   $    (0.981)
   From discontinued operations                                -          0.883
                                                      ----------     ----------
                                                     $    (0.004)   $    (0.098)
                                                      ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                   29,847,500        770,000
                                                      ==========     ==========
-------------------------------------------------------------------------------

         The accompanying notes are an integral part of these consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

                                   PREFERRED STOCK        COMMON STOCK
                                 ------------------   --------------------       --------      ---------    ---------
                                                                                 PAID-IN      ACCUMULATED
                                    SHARES   AMOUNT     SHARES      AMOUNT       CAPITAL        DEFICIT       TOTAL
                                 ---------   ------   ----------   -------       --------      ---------    ---------
BALANCE - MAY 31, 2001                   -   $    -      750,000      $750     $2,176,176    $(2,182,602)     $(5,676)

Cancellation of common shares
for recapitalization                     -        -     (492,486)     (492)           492              -            -

Recapitalization                                  -      492,486       492     (2,144,445)     2,182,602       38,649

Issuance of common stock for
services                                 -        -       20,000        20          1,580              -        1,600

Issuance of preferred stock to
officer                          2,500,000    2,500            -         -         22,500              -       25,000
                                 ---------   ------   ----------   -------       --------      ---------    ---------
Net loss                                 -        -            -         -              -       (680,297)    (680,297)

BALANCE - MAY 31, 2002           2,500,000   $2,500      770,000      $770        $56,303      $(680,297)   $(620,724)

Reclassification of shares to
permanent  stockholders'
equity (deficit)                         -        -   49,230,000    49,230         51,086              -      100,316

  Net loss                               -        -            -         -              -        (72,335)     (72,335)
                                 ---------   ------   ----------   -------       --------      ---------    ---------
 BALANCE - MAY 31, 2003          2,500,000   $2,500   50,000,000   $50,000       $107,389      $(752,632)   $(592,743)
                                 =========   ======   ==========   =======       ========      =========    =========

---------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                    STATEMENT OF CHANGES IN TEMPORARY EQUITY
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

                                        PREFERRED STOCK              COMMON STOCK
                                       -------------------    -------------------------       ADDITIONAL
                                                                                               PAID-IN
                                       SHARES      AMOUNT         SHARES         AMOUNT        CAPITAL         TOTAL
                                       ------      -------    -----------       -------        -------        -------
BALANCE - MAY 31, 2001                     -       $    -               -       $     -        $     -        $     -

Common stock issued for debt
conversion, interest expense
and discount on convertible
debentures for quarter ended
November 30, 2001                         -             -      33,740,595        33,741         84,499        118,240

Common stock issued for debt
conversion, interest expense
and discount on convertible
debentures for quarter ended
February 28, 2002                         -             -      26,600,000        26,600        (21,884)         4,716
                                       ------      -------    -----------       -------        -------        -------
BALANCE - MAY 31, 2002                    -        $    -      60,340,595       $60,341        $62,615       $122,956

Reclassification of shares to
permanent stockholders' equity
(deficit)                                 -             -     (49,230,000)      (49,230)       (51,086)      (100,316)
                                       ------      -------    -----------       -------        -------        -------
BALANCE - MAY 31, 2003                    -        $    -      11,110,595       $11,111        $11,529        $22,640
                                       ------      -------    -----------       -------        -------        -------
---------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2003

                                                                          2003               2002
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $    (72,335)      $   (680,297)
                                                                     -------------      -------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
   Common stock issued for services                                             -             26,600
   Amortization of discount on debenture conversions                            -             39,794
   Common stock issued for interest payment                                     -              1,927
   Gain on disposal of business                                                 -            (75,613)
CHANGES IN ASSETS AND LIABILITIES
   (Increase) in accounts receivable                                            -             (7,590)
   (Increase) in officers' loans receivable                                     -             (2,011)
   Increase in accounts payable and accrued expenses                        6,771            110,682
   Increase in billings in excess of cost on uncompleted contracts              -            119,129
                                                                     -------------      -------------
         TOTAL ADJUSTMENTS                                                  6,771            212,918
                                                                     -------------      -------------
         NET CASH (USED IN) OPERATING ACTIVITIES                          (65,564)          (467,379)
                                                                     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term notes payable and advances                     65,985             22,800
   Proceeds from debentures                                                     -            444,550
                                                                     -------------      -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         65,985            467,350
                                                                     -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                421                (29)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 224                253

CASH AND CASH EQUIVALENTS - END OF YEAR                              $        645       $        224
                                                                     =============      =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:
   Debentures payable converted                                      $          -       $     44,348
                                                                     =============      =============
   Interest expense converted                                        $          -       $      1,927
                                                                     =============      =============
   Stock issued for compensation and services                        $          -       $     26,600
                                                                     =============      =============
   Amortized discount on debenture conversions                       $          -       $     39,794
                                                                     =============      =============
   Stock issued for accrued expenses related to debentures           $          -       $     36,887
                                                                     =============      =============

----------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002

NOTE 1-           ORGANIZATION
                  ------------

                  Vacation Ownership Marketing, Inc. (the "COMPANY") was incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

                  On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("ACQUISITION CORP."), purchased 492,480 shares of the Company's common stock ("VAOM COMMON STOCK") from certain shareholders for $350,000 pursuant to a stock purchase agreement dated August 27, 2001 (the "VAOW STOCK PURCHASE AGREEMENT"). Simultaneously, Acquisition Corp. entered into an Escrow Agreement with these shareholders pursuant to which $50,000 was escrowed for 60 days as security. At this time, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures, together with underlying shares of Acquisition Corp.'s common stock (par value $.01).

                  On August 23, 2001 a 1:20 reverse stock split of the VAOM Common Stock, became effective. This stock split decreased the issued and outstanding common stock from 15 million to 750,000. Additionally, the authorized shares of common stock increased from 15 million to 50 million and the authorized shares of preferred stock increased from 1 million to 10 million.

                  On August 29, 2001, Acquisition Corp. entered into a stock purchase agreement with the then shareholders of Encore Builders, Inc. ("ENCORE BUILDERS"), a Florida corporation (the "ENCORE STOCK PURCHASE AGREEMENT") to purchase all of the capital stock of Encore Builders in such a manner that Encore Builders became a wholly-owned subsidiary of Acquisition Corp.. Acquisition Corp. purchased all 100 issued and outstanding shares of stock for $1 and purchased 900 newly issued Encore Builders shares for $470,000 approximately $4,550 of which was paid in cash and $465,500 of which was paid in the form of a Promissory Demand Note). Additionally, for $1 the Company purchased from Acquisition Corp., 9,000 shares of Acquisition Corp.'s newly issued stock and Acquisition Corp. at this time became a wholly-owned subsidiary of the Company. All rights and obligations of Acquisition Corp., Encore Builders or any other entity owned by them became binding upon the Company as of August 29, 2001.

                  On March 20, 2002, the President of Encore Builders and another officer of Encore Builders resigned from the Company. After their resignations, the Company's stock issued to them was put on hold by the transfer agent. The Company is attempting to have those shares cancelled (184,944 shares). Encore Builders is no longer a wholly-owned subsidiary of the Company as of March 21, 2002 as the Company returned the Encore Builders stock to the former owners. The operations of Encore Builders from August 29, 2001 through March 21, 2002 are presented in these consolidated financial statements. (See
                  Note 10)

                  PRINCIPLES OF CONSOLIDATION
                  ---------------------------

                  The consolidated financial statements for 2003 and 2002 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  USE OF ESTIMATES
                  ----------------
                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  CASH AND CASH EQUIVALENTS
                  -------------------------
                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  SEGMENTS OF BUSINESS
                  --------------------
                  The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. On August 29, 2001, the Company had established a new business segment, Encore Builders. On March 21, 2002 the Company disposed of its wholly-owned subsidiary Encore Builders. The Company is actively in search of a replacement subsidiary specializing in the areas that Encore Builders had previously provided for the Company. (See Notes 8 and 11)

                  START-UP COSTS
                  --------------
                  The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

                  REVENUE AND COST RECOGNITION
                  ----------------------------
                  On August 29, 2001 the Company adopted the completed-contract method to account for its long-term construction type contracts which it adopted because Encore Builders was its only operations during the year ended May 31, 2002. The Company had no revenues for the years ended May 31, 2003 and 2002.

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

                  Before Encore Builders was disposed of, the Company did not recognize any income or expense from operations since the contracts were not substantially completed. Upon disposition a gain was recognized by the Company of $75,613. Although Encore Builders received progress payments since Encore Builders has been returned to its prior owners, the Company is not recognizing this as revenue. The $75,613 gain upon the disposition of Encore Builders can be broken down as follows:

                        Officer loans receivable                  $121,252
                        Deferred revenue                          (119,267)
                        Encore Builders - accounts payable         (77,598)
                                                                  ---------
                                                                  $(75,613)
                                                                  =========
                  INCOME TAXES
                  ------------
                  Income taxes are computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. All deferred tax assets that arose from the carryforward of net operating losses have been offset by a valuation allowance due to the uncertainty of the realization of these tax assets.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------
                  The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these consolidated financial instruments.

                  STOCK-BASED COMPENSATION
                  ------------------------
                  The Company has elected to follow ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value", which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility.

                  COMPREHENSIVE INCOME
                  --------------------
                  The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                  -----------------------------------------
                  Historical net income (loss) per common share is computed using the weighted average number of VAOM Common Stock outstanding. Diluted earnings per share (EPS) includes additional dilution from VAOM Common Stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. VAOM Common Stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                        MAY 31,       MAY 31,
                                                         2003          2002
                                                     -----------   -----------
                  Net loss                            $ (72,335)   $ (680,297)

                  Weighted-average common shares
                  Outstanding (Basic)                29,487,500       770,000

                  Weighted-average common stock
                  Equivalents
                       Stock options                          -             -
                       Warrants                               -             -

                  Weighted-average common shares
                  Outstanding (Diluted)              29,487,500       770,000



                  There are no options and warrants outstanding to purchase stock at May 31, 2003 and 2002.

NOTE 3-           ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                  -------------------------------------

                  The following represents the Company 's accounts payable and accrued expenses at May 31, 2003 and 2002:

                                                         2003          2002
                                                     -----------   -----------

                  Professional fees                   $  38,540     $  71,891
                  Accrued interest on debentures         66,021        25,899
                                                     -----------   -----------
                                                      $ 104,561     $  97,790
                                                     ===========   ===========


NOTE 4-           CONVERTIBLE DEBENTURES PAYABLE
                  ------------------------------

                  The Company has outstanding convertible debentures at May 31, 2003 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note 1)

                  The Company recognized $39,794 relating to the amortization of the discount on debenture conversions for the year ended May 31, 2002.

NOTE 5-           TEMPORARY EQUITY
                  ----------------

                  The Company has reflected on its consolidated balance sheet a temporary equity account for those securities issued that may not be in compliance with the registration provisions of
                  Section 5 and for the issuance of VAOM Common Stock issued above their authorized limit as of May 31, 2002. All related amounts that were previously included in VAOM Common Stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. As of May 31, 2002 substantially all the shares issued in connection with the conversion of the debentures have been reclassified as temporary equity.

                  The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that have been recorded in temporary equity as of May 31, 2002. As of May 31, 2002, all the shares issued in connection with the conversion of the debentures have been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of the debentures. Of the common shares that have been recorded as temporary equity during fiscal year 2002, 11,110,595 common shares were issued in excess of the Company's authorized limit of 50 million. The Company has reclassified the corresponding amounts from permanent equity (deficit) accordingly as of May 31, 2002. As of May 31, 2003, only these 11,110,595 common shares remain in temporary equity.

                  During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). As of May 31, 2003 and 2002, there was $22,640 and $122,956, respectively in temporary equity.

NOTE 6-           STOCKHOLDERS' DEFICIT
                  ---------------------

                  At May 31, 2003 and 2002, the Company had two classes of stock, preferred and common stock, each having a par value of $.001.

                  PREFERRED STOCK
                  ---------------
                  On August 23, 2001, the Company increased its authorized shares to 10,000,000 from 1,000,000 and during the year ended May 31, 2002 the Company issued 2,500,000 shares of preferred stock. The Company recorded an expense of $25,000 which was the fair value of the stock traded on November 5, 2001, the date the preferred shares were issued, at $.01 per share. At May 31, 2001, the Company had no preferred shares issued and outstanding.

                  COMMON STOCK
                  ------------
                  On August 23, 2001 a 1:20 reverse stock split of the Company's common stock became effective. This stock split decreased the issued and outstanding common stock from 15,000,000 to 750,000. Additionally, the authorized shares of common stock increased from 15,000,000 to 50,000,000.

                  On August 31, 2001, the Company issued 20,000 shares of common stock to a consultant. This was recorded at fair value of $.08 per share ($1,600).

NOTE 7-           PROVISION FOR INCOME TAXES
                  --------------------------

                  The Company did not provide for income taxes in the years ended May 31, 2003 and 2002. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                  At May 31, 2003 and 2002, the deferred tax assets consists of the following:

                                                             2003       2002
                                                          ---------- ----------

                  Deferred taxes due to net operating loss
                  carryforwards                           $ 269,000  $ 232,000

                  Less:  Valuation allowance               (269,000)  (232,000)
                                                          ---------- ----------

                  Net deferred tax asset                  $      -   $      -
                                                          ========== ==========


NOTE 8-           SHORT-TERM NOTES PAYABLE AND ADVANCES
                  -------------------------------------

                  During the year ended May 31, 2003, the Company has received a total of $65,985 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. As of May 31, 2003, the Company has accrued interest of $8,106 on these obligations.(See Note 13).

NOTE 9-           GOING CONCERN
                  -------------

                  As shown in the accompanying consolidated financial statements the Company incurred net operating losses for the years ended May 31, 2003 and 2002. The Company has no revenues to support itself.

                  In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                  The Company's only operating entity, Encore Builders, was disposed of on March 21, 2002. Under the completed-contract method, these operations previously were deferred on the consolidated balance sheet until disposition since the contracts were not substantially complete.

NOTE 10-          CONTINGENCY / UNCERTAINTIES
                  ---------------------------

                  The Company, during the year ended May 31, 2002, issued 11,110,595 common shares above its authorized limit of 50 million shares. Additionally, the issuance of 60,340,595 shares for debenture conversions, interest expense and discounts on convertible debentures may not be in compliance with the registration provisions of Section 5 of the Securities Act. The full impact of these events are unknown at this time. As of May 31, 2002, the Company has reserved $122,956 in temporary equity. (See Note 5) The $122,956 held in temporary equity as of May 31, 2002 was the reserve for the contingent liability should the debentures not be in compliance with Section 5 of the Securities Act. The Company considered the impact of FASB 5 and believes that this reserve reflects the potential and probable liability due. The amount of the temporary reserve as of May 31, 2002 was derived substantially from the issuance of common stock and additional paid-in capital to convert the principal debentures of $44,348, the amount of amortized discount on debenture conversions $39,794, the amount of interest expense converted on the debentures of $1,927 and the amount of accrued expenses paid $36,887. The amounts reflected in the consolidated statements of operations reflect the above charges. The $122,956 balance in temporary equity as of May 31, 2002 was reduced in November 2002 to $22,640 for the reclassification of shares from temporary equity to permanent stockholders' equity (deficit). The temporary equity account acts as a reserve for capital that the Company may be required to repay. (See Note 5).

NOTE 11-          LITIGATION
                  ----------

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

NOTE 12-          ACQUISITION AND DISPOSAL OF BUSINESS
                  ------------------------------------
                  The assets and liabilities acquired in the acquisition of Encore Builders on August 29, 2001 are as set forth below:

                  Loan Receivable - Officer              $ 113,046
                  Other Receivables                         21,425
                  Liabilities                             (108,409)
                                                         ----------

                                                          $ 26,062
                                                         ==========


                  On March 21, 2002 at a special meeting of the Board of Directors, the Company authorized its transfer agent to cancel, rescind and void all the common stock issued to the former President of the Company. The transfer agent has put a hold on the 184,000 shares until this matter is resolved.

                  On March 21, 2002, the Company disposed of its only operating business entity, Encore Builders. The Encore Builders stock was returned to its former owner.

                  The Company did not recognize any revenue or expense associated with Encore Builders operations since they followed the completed-contract method (See Note 2). The Company did not retain any assets or liabilities of Encore Builders. Upon dissolution of Encore Builders, the Company recognized a gain on disposition of $75,613. This represented substantially the liabilities over the assets that were disposed of. There was no activity in Encore Builders that was part of the Company after the measurement date of disposition, March 21, 2002.

NOTE 13-          RELATED PARTY TRANSACTIONS
                  --------------------------

                  Pursuant to a stock purchase agreement dated August 27, 2001, the Company's former owners sold 492,480 shares of VAOM Common Stock to Acquisition Corp. for $350,000 in August 2001.

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

                  As discussed in Note 8, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of May 31, 2003, the Company has outstanding amounts due its affiliates of $78,545. Of this amount $48,845 is due National Residential Properties, Inc., $5,000 is due Prime Rate Investors, Inc., and $24,700 is due Genesis Capital Corporation of Nevada.

                  A loan in the amount of $115,057 by Braulio Gutierrez, the Company's former President, in favor of the Company, was transferred to Encore Builders when Encore Builders was separated from the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No significant changes in the Company's internal control over financial reporting have come to management's attention during the Company's previous fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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



NAME                      AGE     PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT

Christopher Astrom        31      Christopher Astrom has been a director of the
                                  Company since August 2001. Christopher Astrom is currently a director and has served as Vice
                                  President of National Residential Properties,
                                  Inc., since June 1995, is currently a director and has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since
                                  September 2001 and is currently a director and has served as President of Prime Rate
                                  Investors, Inc. since September 2002.

Richard Astrom            56      Richard Astrom has been a director of the
                                  Company since September 2001. Richard Astrom has served as President and a director of National Residential Properties, Inc. since
                                  1994, President and a director of Genesis
                                  Capital Corporation of Nevada since September
                                  2001 and a director of Prime Rate Investors, Inc. since August 2002.

         EXECUTIVE OFFICERS

         The following individuals were serving as executive officers of the Company on August 28, 2003:

NAME                      AGE     POSITION WITH THE COMPANY

Christopher Astrom        31      President, Chief Executive Officer and Chief
                                  Financial Officer

Richard Astrom            56      Secretary

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the outstanding VAOM Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during fiscal year ended 2003, all persons complied with such filing requirements, except it appears James L. Silvester filed one Form 4 on April 16, 2003 relating to sales consummated in April 2002. The Company is unaware whether Braulio Gutierrez has complied with Section 16(a) of the Exchange Act as he ceased to be an executive officer upon his departure from the Company in March 2002.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                              Salary          Bonus               Long-Term
                                              ------          -----         Compensation Awards:
       Name and Principal Position     Year   Annual Compensation(1)    Securities Underlying Options
       ---------------------------     ----   ----------------------    -----------------------------
Christopher Astrom, Chief
Executive Officer and
Chief Financial Officer(2)..........   2003         $0             $0                  $0
                                       2002    $25,000(4)           -                   -
                                       2001          -              -                   -

Richard Astrom, Secretary(3)........   2003         $0(5)          $0                  $0
                                       2002          -              -                   -
                                       2001          -              -                   -
--------------------

(1) In accordance with the rules of the SEC, compensation in the form of perquisites and other personal benefits has been omitted for the Company's named executive officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each named executive officer.

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

(5) The Company paid $8,689 to Richard and Christopher Astrom's counsel who assisted Richard and Christopher Astrom with securities matters which also benefitted the Company.

         Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

         EMPLOYMENT AND SEPARATION AGREEMENTS

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of May 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding VAOM Common Stock as of May 31, 2003 by:

         - each person known by the Company to beneficially own more than 5% of the outstanding VAOM Common
Stock;

         -  each of the Company's named executive officers;

         -  each of the Company's directors; and

         -  all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o Vacation Ownership Marketing, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of VAOM Common Stock shown as beneficially owned by them. The number of shares of VAOM Common Stock outstanding used in calculating the percentage for each listed person includes the shares of VAOM Common Stock underlying options held by such persons that are exercisable within 60 days of September 3, 2002, but excludes shares of VAOM Common Stock underlying options held by any other person. The number of shares of VAOM Common Stock outstanding as of August 28, 2003 was 61,110,595. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

                                                    Number            Percent
                                                    ------            -------
         Name of Beneficial Owner                   Shares Beneficially Owned
         ------------------------                   -------------------------

         Christopher Astrom (1)                     250,277,492        80.45%
         Richard Astrom (2)                                   0         0.00%
         Knight Securities (3)                       18,884,162        30.90%
         All directors and executive officers
              as a group (2 persons)                250,277,492        80.45%

(1) Christopher Astrom serves as the Chief Executive Officer, Chief Financial Officer and a director of the Company. The number of shares set forth above includes (a) 277,492 shares of Common Stock and (b) 2.5 million shares of Preferred Stock which are immediately convertible into Common Stock at a ratio of 100 shares of Common Stock for one share of Preferred Stock.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

   31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VACATION OWNERSHIP MARKETING, INC.


                                     /s/ CHRISTOPHER ASTROM
                                     -----------------------------------
                                     By:  Christopher Astrom
                                     CHIEF EXECUTIVE OFFICER
                                     CHIEF FINANCIAL OFFICER
                                     Date:  August 29, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                             /s/ Christopher Astrom
                             ----------------------
                             By: Christopher Astrom
                             Chief Executive Officer,
                             Chief Financial Officer and Director
                             Date: August 29, 2003


                             /s/ Richard Astrom
                             ----------------------
                             By: Richard Astrom
                             Director
                             Date: August 29, 2003