Form 10QSB
period 2003-08-31
VACATION OWNERSHIP MARKETING INC
filed 2003-10-15
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

      |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 ---------------

                                     0-9879
                            (COMMISSION FILE NUMBER)

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

                                  ------------

         Check whether the Registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of October 10, 2003, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|

                       VACATION OWNERSHIP MARKETING, INC.
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

                                TABLE OF CONTENTS

                                                                           Pages

PART I  FINANCIAL INFORMATION................................................2

      ITEM 1.   FINANCIAL STATEMENTS.........................................2

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...15

      RISK FACTORS..........................................................21

      ITEM 3.   CONTROLS AND PROCEDURES.....................................24

PART II  OTHER INFORMATION..................................................25

      ITEM 1.  LEGAL PROCEEDINGS............................................25

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................25

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................25

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........26

      ITEM 5.  OTHER INFORMATION............................................26

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................26

SIGNATURES..................................................................27

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VACATION OWNERSHIP MARKETING, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2003

                                     ASSETS
                                                                        2003
                                                                     ---------
CURRENT ASSETS                                                            $228
                                                                     ---------
     Cash and cash equivalents                                            $228
                                                                     ---------
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $116,065
     Debentures payable                                                400,202
     Short-term notes payable and advances                              65,935
                                                                     ---------
         TOTAL LIABILITIES                                             582,202
                                                                     ---------
TEMPORARY EQUITY                                                        22,640

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $.001 par value, 10,000,000 shares authorized,
     2,500,000 issued and outstanding                                    2,500

     Common stock, $.001 par value, 50,000,000 shares authorized and
     50,000,000 shares issued and outstanding                           50,000

     Additional paid-in capital                                        107,389

     Accumulated deficit                                              (764,503)
                                                                     ---------
         Total Stockholders' Equity (Deficit)                         (604,614)
                                                                     ---------
TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY (DEFICIT)                                            $228
                                                                     =========


    The accompanying notes are an integral part of these financial statements

                       VACATION OWNERSHIP MARKETING, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

                                                   2003               2002

REVENUES                                            $                  $

COST OF REVENUES
                                                 ----------         ----------
GROSS PROFIT
                                                 ----------         ----------
OPERATING EXPENSES
     Professional fees                                  180             12,560
     Accounting and audit fees                        3,500              3,500
     Stock transfer fees                                150
     Administrative and Other                            37
                                                 ----------         ----------
         TOTAL OPERATING EXPENSES                     3,867             16,060
                                                 ----------         ----------
LOSS BEFORE OTHER EXPENSE                            (3,867)           (16,060)
                                                 ----------         ----------
OTHER (EXPENSE)
     Interest expense                                (8,004)            (8,004)
                                                 ----------         ----------
         TOTAL OTHER EXPENSES                        (8,004)            (8,004)
                                                 ----------         ----------
NET LOSS BEFORE PROVISION FOR INCOME TAXES:         (11,871)           (24,064)
     Provision for income taxes
                                                 ----------         ----------
NET LOSS APPLICABLE TO COMMON SHARES               ($11,871)          ($24,064)
                                                 ==========         ==========
NET LOSS PER BASIC AND DILUTED SHARES               ($0.000)           ($0.031)
                                                 ==========         ==========
WEIGHTED AVERAGE SHARES OUTSTANDING              50,000,000            770,000
                                                 ==========         ==========











    The accompanying notes are an integral part of these financial statements

                       VACATION OWNERSHIP MARKETING, INC.
     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) FOR
                THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002



                                       PREFERRED STOCK            COMMON STOCK
                                      ------------------    ---------------------  ADDITIONAL
                                                                                    PAID-IN       ACCUMULATED
                                       SHARES     AMOUNT       SHARES      AMOUNT   CAPITAL         DEFICIT         TOTAL
                                      ---------   ------    ----------    -------   ---------      ---------    ---------
BALANCE - MAY 31, 2002                2,500,000   $2,500       770,000       $770     $56,303      $(680,297)   $(620,724)
  Net loss for the three months ended
  August 31, 2002                             -        -             -          -           -        (24,064)     (24,064)
                                      ---------   ------    ----------    -------   ---------      ---------    ---------
  BALANCE - AUGUST 31, 2002           2,500,000   $2,500       770,000       $770     $56,303      $(704,361)   $(644,788)
                                      =========   ======    ==========    =======   =========      =========    =========
BALANCE - MAY 31, 2003                2,500,000   $2,500    50,000,000    $50,000    $107,389      $(752,632)   $(592,743)
  Net loss for the three months ended
  August 31, 2003                             -        -             -          -           -        (11,871)     (11,871)
                                      ---------   ------    ----------    -------   ---------      ---------    ---------
  BALANCE - AUGUST 31, 2003           2,500,000   $2,500    50,000,000    $50,000    $107,389      $(764,503)   $(604,614)
                                      =========   ======    ==========    =======   =========      =========    =========


























    The accompanying notes are an integral part of these financial statements

                       VACATION OWNERSHIP MARKETING, INC.
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002



                            PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                                                        PAID-IN
                            SHARES   AMOUNT      SHARES      AMOUNT     CAPITAL     TOTAL
                            ------   ------    ----------    -------    -------   --------


BALANCE - MAY 31, 2002           -        -    60,340,595    $60,341    $62,615   $122,956

  Activity                       -        -             -          -          -          -
                            ------   ------    ----------    -------    -------   --------
  BALANCE - AUGUST 31, 2002      -        -             -          -          -          -
                            ======   ======    ==========    =======    =======   ========
BALANCE - MAY 31, 2003           -        -    11,110,595    $11,111    $11,529    $22,640

  Activity                       -        -             -          -          -          -
                            ------   ------    ----------    -------    -------   --------
  BALANCE - AUGUST 31, 2003      -        -    11,110,595    $11,111    $11,529    $22,640
                            ======   ======    ==========    =======    =======   ========


























    The accompanying notes are an integral part of these financial statements

                       VACATION OWNERSHIP MARKETING, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002


                                                                        2003           2002
                                                                      -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        ($11,871)      ($24,064)
                                                                      -------        -------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING
     ACTIVITIES:
CHANGES IN ASSETS AND LIABILITIES
     Increase in accounts payable and accrued expenses                 11,504              4
                                                                      -------        -------
         TOTAL ADJUSTMENT                                              11,504              4
                                                                      -------        -------
         NET CASH (USED IN) OPERATING ACTIVITIES                         (367)       (24,060)
                                                                      -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds (payments) from short-term notes payable and advances       (50)        24,060
                                                                      -------        -------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (50)        24,060
                                                                      -------        -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              (417)             -

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             645            224
                                                                      -------        -------
NET LOSS APPLICABLE TO COMMON SHARES                                     $228           $224
                                                                      =======        =======












    The accompanying notes are an integral part of these financial statements

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                            AUGUST 31, 2003 AND 2002

NOTE 1 - ORGANIZATION
         ------------

         The condensed unaudited interim financial statements included herein have been prepared by Vacation Ownership Marketing, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the May 31, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity, and cash flows for the periods presented.

         Vacation Ownership Marketing, Inc. incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired in May 7, 2000, when a certificate of renewal was issued.

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

         On August 29, 2001, Acquisition Corp. entered into a stock purchase agreement with the then shareholders of Encore Builders, Inc. ("Encore Builders"), a Florida corporation (the "Encore Stock Purchase Agreement") to purchase all of the capital stock of Encore

         Builders in such a manner that Encore Builders became a wholly-owned subsidiary of Acquisition Corp. Acquisition Corp. purchased all 100 issued and outstanding shares of Encore Builders stock for $1 and purchased 900 newly issued Encore Builders shares for $470,000, approximately $4,550 of which was paid in cash and $465,500 of which was paid in the form of a Promissory Demand Note. Additionally, for $1 the Company purchased from Acquisition Corp. 9,000 shares of Acquisition Corp.'s newly issued stock and Acquisition Corp. at this time became a wholly-owned subsidiary of the Company. All rights and obligations of Acquisition Corp., Encore Builders or any other entity owned by them became binding upon the Company as of August 29, 2001.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

         CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents.

         The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

         SEGMENTS OF BUSINESS
         --------------------

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information". SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. On August 29, 2001, the Company had established a new business segment, Encore Builders. On March 21, 2002 the Company disposed of its wholly-owned subsidiary Encore Builders. The Company is actively in search of a replacement subsidiary specializing in the areas that Encore Builders had previously provided for the Company (See Note 7).

         START-UP COSTS
         --------------

         The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs, as those costs are incurred.

         REVENUE AND COST RECOGNITION
         ----------------------------

         The Company had no revenues for the three months ended August 31, 2003 and 2002.

         Prior to this period of time, the Company's former wholly owned subsidiary, Encore Builders, stated that it used the percentage of completion method to account for its construction contracts before it was acquired by the Company. However, Encore Builders' management was unaware of the differences between the percentage of completion method and the completed contract method and was recognizing revenue as it was received. Encore Builders' management made no critical estimates with respect to any jobs in progress, and had no jobs in progress and no accounts receivable at December 31, 2000 and 1999. After the Company acquired Encore Builders, the Company changed the summary of significant accounting policies footnote to show the Company's use of the completed contract method, deemed by the Company's management to be the appropriate method under the circumstances.

         The completed-contract method recognizes income only when the contract is completed, or substantially so. Accordingly, costs of contracts in process and current billings are accumulated but there are no interim charges or credits to income other than provisions for losses. A contract may be regarded as substantially completed if remaining costs are not significant in amount.

         As stated, the Company has no revenues for these periods, and pending any future acquisitions, may result in changes to this policy.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amounts reported in the condensed balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         STOCK-BASED COMPENSATION
         ------------------------

         The Company has elected to follow Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value", which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility. There was no compensation for this Company cash or stock for these periods.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                            August 31,          August 31,
                                               2003                2002
                                        -------------------  ------------------
Net loss                                         $ (11,871)          $ (24,064)

Weighted-average common shares
Outstanding (Basic)                             50,000,000             770,000

Weighted-average common stock
Equivalents
     Stock options                                       -                   -
     Warrants                                            -                   -

Weighted-average common shares
Outstanding (Diluted)                           50,000,000             770,000


         There are no options and warrants outstanding to purchase stock at August 31, 2003 and 2002.

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at August 31, 2003 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures matured along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note
         1) Although these debentures matured on August 27, 2003, the Company does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination.

NOTE 4 - TEMPORARY EQUITY
         ----------------

         The Company has reflected on its condensed balance sheet a temporary equity account for the issuance of VAOM Common Stock issued above the authorized limit as of August 31, 2003. All related amounts that were previously included in VAOM Common Stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

         The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that had been recorded in temporary equity as of May 31, 2002. As of May 31, 2002, all the shares issued in connection with the conversion of the debentures had been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of the debentures. Of the common shares that had been recorded as temporary equity during fiscal year 2002, 11,110,595 common shares were issued in excess of the Company's authorized limit of 50 million. The Company had reclassified the corresponding amounts from permanent equity (deficit) accordingly as of May 31, 2002. As of May 31, 2003 and August 31, 2003, only these 11,110,595 common shares remain in temporary equity.

         During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). As of August 31, 2003 there was $22,640 in temporary equity.

NOTE 5 - STOCKHOLDERS' DEFICIT
         ---------------------

         At May 31, 2003 and 2002, the Company had two classes of stock, preferred and common stock, each having a par value of $.001.

         PREFERRED STOCK
         ---------------

         On August 23, 2001, the Company increased its authorized shares to 10,000,000 from 1,000,000 and during the year ended May 31, 2002 the Company issued 2,500,000 shares of preferred stock. The Company recorded an expense of $25,000 which was the fair value of the stock traded on November 5, 2001, the date the preferred shares were issued, at $.01 per share. There has been no activity with this class of stock since that date.

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

NOTE 6 - SHORT-TERM NOTES PAYABLE AND ADVANCES
         -------------------------------------

         During the year ended May 31, 2003, the Company had received a total of $65,985 either in the form of short-term promissory notes bearing interest at 15% annually, or through advances from affiliated companies either in the form of cash or through the payment of legal and professional fees on behalf of the Company by affiliated companies. During the three months ended August 31, 2003, the Company had reduced these advances by $50, and at August 31, 2003 the balance outstanding is $65,935 with accrued interest of $8,106 on these obligations (See
         Note 10).

NOTE 7 - GOING CONCERN
         -------------

         As shown in the accompanying condensed financial statements the Company incurred net operating losses for the three months ended August 31, 2003 and 2002. The Company has no revenues to support itself.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 8 - CONTINGENCY / UNCERTAINTIES
         ---------------------------

         The Company, during the year ended May 31, 2002, issued 11,110,595 common shares above its authorized limit of 50 million shares. Additionally, the issuance of 60,340,595 shares for debenture conversions, interest expense and discounts on convertible debentures may not be in compliance with the registration provisions of Section 5 of the Securities Act. The full impact of these events are unknown at this time. As of May 31, 2002, the Company had reserved $122,956 in temporary equity. (See Note 5) The $122,956 held in temporary equity as of May 31, 2002 was the reserve for the contingent liability should the debentures not be in compliance with Section 5 of the Securities Act. The Company considered the impact of FASB 5 and believes that this reserve reflects the potential and probable liability due. The amount of the temporary reserve as of May 31, 2002 was derived substantially from the issuance of common stock and additional paid-in capital to convert the principal debentures of $44,348, the amount of amortized discount on debenture conversions $39,794, the amount of interest expense converted on the debentures of $1,927 and the amount of accrued expenses paid $36,887. The $122,956 balance in temporary equity as of May 31, 2002 was reduced in November 2002 to $22,640 for the reclassification of shares from temporary equity to permanent stockholders' equity (deficit), and no further reductions in temporary equity have occurred in this fiscal year. The temporary equity account acts as a reserve for capital that the Company may be required to repay (See Note 4).

NOTE 9 - LITIGATION
         ----------

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

NOTE 10 - RELATED PARTY TRANSACTIONS
          --------------------------

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

         Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law. Pursuant to the merger, the Company assumed all the rights and obligations of Acquisition Corp., which at the time was owned by Christopher Astrom and Braulio Gutierrez, who also held 37% and 25%, respectively, of the outstanding VAOM Common Stock.

         The Company issued 2.5 million shares of its preferred stock to an officer during the year ended May 31, 2002. An expense of $25,000 was recognized, which represented the fair value of the stock on November 5, 2001.

         As discussed in Note 6, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of August 31, 2003, the Company has outstanding amounts due its affiliates of $65,935. Of this amount $36,285 is due National Residential Properties, Inc., $4,950 is due Prime Rate Investors, Inc., and $24,700 is due Genesis Capital Corporation of Nevada.

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

            o Prior to the reorganization of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of 10 million shares of Acquisition Corp. Common Stock, of which 1,000 shares were issued and outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares).

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

            o Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the stock of each class is owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to this merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Thus, (a) Encore Builders became the Company's wholly-owned subsidiary, (b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 shares) were surrendered by them to, and were canceled by, the Company, (c) all of the issued and outstanding shares of the Acquisition Corp. Common Stock owned by the Company were canceled by the Company, and (d) the Acquisition Corp. Debentures were surrendered to the Company, canceled, and new debentures (the "VAOM DEBENTURES"), identical to the Acquisition Corp. Debentures were issued by the Company to the holders of the Acquisition Corp. Debentures.

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

            o The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated
                  Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission compelled the Company to record all possible claims within one year from the date of previous reports as temporary equity, rather than permanent equity. One year has passed from the initial placement and conversion of the VAOM Debentures. The holders of the VAOM Debentures converted $44,348 of the VAOM Debentures issued, $1,927 of interest paid and $36,887 of professional fees paid (a total of approximately $83,162) and received a total of 60,340,595 shares of VAOM Common Stock, with an average price of $.00137 per share. All shares of VAOM Common Stock were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. The closing market prices during this time ranged from less than $.001 to $.510 per share. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

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

            o On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("SROYA HOLDINGS"), as escrow agent, entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of VAOM Common Stock with Sroya Holdings for issuance upon conversion of the VAOM Debentures. The escrow agreement provides that if the Company does not have a sufficient number of shares of VAOM Common Stock to meet the requirement of 100 million shares, it must deposit with Sroya Holdings the number of shares of VAOM Common Stock authorized but unissued, and upon authorization of a sufficient additional number of shares, deposit additional shares with Sroya Holdings. Further, pursuant to the escrow agreement, notices of conversion of the VAOM Debentures must be simultaneously sent to the Company and to Sroya Holdings as shares issued upon conversion of the VAOM Debentures are released by Sroya Holdings. The escrow agreement calls for the deposit of "freely tradeable" securities into the escrow. At the time the Company entered into the escrow agreement, it believed it could rely on an exemption to Section 5 of the Securities Act to issue the VAOM Common Stock to be used upon conversion of the VAOM Debentures. The Company currently believes that it will not be able to rely on an exemption to Section 5 of the Securities Act and, as such, will not be able to deposit "freely tradeable" securities into the escrow. Choosing not to deposit "freely tradeable" securities into the escrow may constitute a breach under the terms of the VAOM Debentures. For further discussion of this matter, see the discussion under "Liquidity and Capital Resources". As of the date of this report, Sroya Holdings does not hold any shares of VAOM Common Stock. The Company does not plan to issue additional shares of Common Stock to Sroya Holdings. The Company and the holders of the VAOM Debentures agreed to indemnify Sroya Holdings, pursuant to the terms of the escrow agreement, for acts relating to the escrow of VAOM Common Stock.

            o It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional VAOM Common Stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Although debentures matured on August 27, 2003, the Company also does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

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

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders, and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of VAOM Common Stock. The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of VAOM Common Stock. The transfer agent has put a hold on this VAOM Common Stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to assign the Encore Builders Common Stock to Braulio Gutierrez. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources.

         On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, in the amount of $504,000, and Conquistador Plaza asserted a claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation.

OUTLOOK

         Without Encore Builders as its subsidiary, the Company has had no operating business since on or about March 20, 2002. The Company intends to explore other business opportunities. There can be no assurance that the Company will be able to find any suitable business opportunity. Suitable business opportunities may include those presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). The Company will not restrict its search to any specific business, industry, or geographic location and the Company may participate in a business venture of virtually any kind or nature.

         The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K or 10-KSB, various agreements and other documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements within the numerous filings relevant to complying with the Exchange Act. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. Additionally, the Company believes it will not be able to engage in a business combination transaction until the overissuance of VAOM Common Stock is cured and the Company increases the authorized number of shares of VAOM Common Stock.

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

CRITICAL ACCOUNTING ESTIMATES

         The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

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

It May Be Difficult to Consummate a Merger or Acquisition With a Private Entity

         Upon the resolution of certain legal uncertainties described below, the Company expects its purpose will include locating and consummating a merger or acquisition with a private entity. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

RISKS RELATED TO LEGAL UNCERTAINTIES

The Company Believes It Has Violated Delaware State Law

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 50 million shares of VAOM Common Stock. It has come to the Company's attention that, as a result of the conversion of the VAOM Debentures into VAOM Common Stock, coupled with the decrease in the trading price of VAOM Common Stock, investors were entitled to more shares of VAOM Common Stock than were authorized. As a result, as of April 1, 2003, the Company had 61,110,595 shares of VAOM Common Stock issued, which exceeds the number of shares authorized.

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

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not attaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is unclear, however, given its value, whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources. The Company intends to seek stockholder approval to, among other things, ratify the assignment and provide a related information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the Securities and Exchange Commission's (the "SEC") comments on such Schedule 14C.

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

The Company May Not Be Able to Raise Additional Capital

         On December 12, 2001, the Company filed an information statement on
Schedule 14C with the SEC to increase the number of shares of authorized VAOM Common Stock, among other things. The Company plans to seek stockholder approval to increase the number of shares of authorized VAOM Common Stock and provide a related information statement on Schedule 14C to its stockholders shortly after the Company is satisfied it has resolved any of the SEC's comments on such
Schedule 14C. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing.

The Company May Be in Default Under the VAOM Debentures

         It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional VAOM Common Stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Although debentures matured on August 27, 2003, the Company also does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

OTHER RISKS

The Company's Stock Price Has Declined Significantly and May Not Rebound

         The trading price of VAOM Common Stock has declined significantly since approximately October 2001. The market for VAOM Common Stock is essentially non-existent and there can be no assurance of a change in the immediate future.

The Company may be Subject to Penny Stock Regulations and Requirements for Low Priced Stock

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Christopher Astrom, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations. The Company intends to establish more reliable disclosure controls and procedures when merging or entering into any other business combination with another company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

REGISTRATION OF SECURITIES

         The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". So long as the Company continues to be a blank check company, any registration statement filed by the Company will need to comply with Rule 419. Rule 419 requires, among other things, that the proceeds of the offering and the securities issued pursuant to the offering be placed in escrow for the benefit of the investors of the securities. The offering must be made pursuant to an initial registration statement that meets the disclosure requirements of Rule 419, and the company must file and deliver to the investors a post-effective amendment upon execution of any agreement for the acquisition of one or more businesses or assets that will constitute the company's business. The investors must confirm their investments within prescribed time limits following the filing of the post-effective amendment, and the acquisition will be consummated only if the company is in receipt of confirmations from a sufficient number of investors to permit consummation (which must occur not more than 18 months following the effective date of the initial registration statement). However, any investor that does not confirm an investment is entitled to return of escrowed funds.

         Additionally, it is the SEC's view that promoters and affiliates of a blank check company may resell their securities only in a registered offering, as Rule 144 promulgated under the Securities Act is not available. As such, the Company believes that any resale of VAOM Common Stock by a promoter or affiliate of the Company would have to be done in a registered offering that complies with Rule 419.

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

         3.2 Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's annual report on Form 10-KSB filed October 4, 2002).

         4.1 8% Series A Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003 (previously filed as Exhibit
                  4.1 to the Company's quarterly report on

         4.2 Certificate of Designation of Series A Preferred Stock filed November 5, 2001 (previously filed as Exhibit 2.3 to the Company's quarterly report on Form 10-QSB filed on January 18,
                  2002).

         31.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).

         32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended August 31, 2003.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.



                                         VACATION OWNERSHIP MARKETING, INC.

Date:  October 14, 2003

                                           By:  /s/ CHRISTOPHER ASTROM
                                                ------------------------------
                                                    Christopher Astrom
                                                    Chief Executive Officer
                                                    Chief Financial Officer