Form 10QSB
period 2003-11-30
VACATION OWNERSHIP MARKETING INC
filed 2004-01-14
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

      |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 ---------------

                                     0-9879
                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

                                  ------------

         Check whether the Registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of January 13, 2004, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|

                       VACATION OWNERSHIP MARKETING, INC.
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I  FINANCIAL INFORMATION.................................................3

        ITEM 1.  FINANCIAL STATEMENTS.........................................3

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...16

        ITEM 3.  CONTROLS AND PROCEDURES.....................................24

PART II OTHER INFORMATION....................................................25

        ITEM 1.  LEGAL PROCEEDINGS...........................................25

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................25

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................25

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........25

        ITEM 5.  OTHER INFORMATION...........................................25

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................26



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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

                                      ASSET

CURRENT ASSET
   Cash and cash equivalents                                  $        616
                                                              -------------

TOTAL ASSET                                                   $        616
                                                              =============

        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $    127,569
   Debentures payable                                              400,202
   Short-term notes and advances payable                            30,150
                                                              -------------

                  TOTAL LIABILITIES                                557,921
                                                              -------------

TEMPORARY EQUITY                                                    22,640
                                                              -------------


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000
shares authorized, 2,500,000 shares issued and outstanding           2,500
Common stock, $.001 par value, 50,000,000 shares
authorized and 50,000,000 shares issued and outstanding             50,000
Additional paid-in capital                                         143,674
Accumulated deficit                                               (776,119)

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (579,945)
                                                              -------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY (DEFICIT)                                $        616
                                                              =============





         The accompanying notes are an integral part of these condensed financial statements.

               VACATION OWNERSHIP MARKETING, INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR
        THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

                                                                   SIX MONTHS ENDED           THREE MONTHS ENDED
                                                             NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                                2003           2003           2003           2002
                                                            -------------  -------------  -------------  -------------
OPERATING REVENUES                                          $              $              $              $
  Revenue
                                                            -------------  -------------  -------------  -------------
GROSS PROFIT
                                                            -------------  -------------  -------------  -------------

OPERATING EXPENSES
     Professional fees                                               180         46,307              -         33,747
     Accounting and audit fees                                     7,000          7,000          3,500          3,500
     Stock transfer fees                                             225          3,603             75          3,603
     Administrative and Other                                         74            255             37            255
                                                            -------------  -------------  -------------  -------------
       TOTAL OPERATING EXPENSES                                    7,479         57,165          3,612         41,105
                                                            -------------  -------------  -------------  -------------

LOSS  BEFORE OTHER (EXPENSE)                                     (7,479)       (57,165)        (3,612)       (41,105)

OTHER (EXPENSE)
     Interest expense                                           (16,008)       (16,008)        (8,004)        (8,004)
                                                            -------------  -------------  -------------  -------------
       TOTAL OTHER (EXPENSE)                                    (16,008)       (16,008)        (8,004)        (8,004)
                                                            -------------  -------------  -------------  -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      (23,487)       (73,173)       (11,616)       (49,109)
PROVISION FOR INCOME TAXES                                             -              -              -              -
                                                            -------------  -------------  -------------  -------------

NET LOSS APPLICABLE TO COMMON SHARES                        $   (23,487)   $   (73,173)   $   (11,616)   $   (49,109)
                                                            =============  =============  =============  =============

NET LOSS PER BASIC AND DILUTED SHARES                       $  (0.00047)   $  (0.00344)   $  (0.00023)   $  (0.00117)
                                                            =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          50,000,000     21,282,500     50,000,000     41,795,000
                                                            =============  =============  =============  =============









         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


                                              PREFERRED STOCK         COMMON STOCK         ADDITIONAL     ACCUMULATED
                                           SHARES       AMOUNT     SHARES       AMOUNT   PAID-IN CAPITAL    DEFICIT       TOTAL
                                         ----------- ----------- ----------- ----------- --------------- ------------- -----------
BALANCE, MAY 31, 2002                      1,500,000      $2,500     770,000        $770         $56,303    $(680,297)  $(620,724)

Reclassification of shares to permanent
stockholders' equity (deficit)                                    33,740,522      33,741          62,615                    96,356

Net loss for the six months ended
November 30, 2002                                                                                             (73,173)    (73,173)
                                         ----------- ----------- ----------- ----------- --------------- ------------- -----------

BALANCE, NOVEMBER 30, 2002                 2,500,000      $2,500  34,510,522     $34,511        $118,918    $(753,470)  $(597,541)
                                         =========== =========== =========== =========== =============== ============= ===========

BALANCE, MAY 31, 2003                      2,500,000      $2,500  50,000,000     $50,000        $107,389    $(752,632)  $(592,743)

Reclassification of short-term notes to
equity                                                                                            36,285                    36,285

Net loss for the six months ended
November 30, 2003                                                                                             (23,487)    (23,487)
                                         ----------- ----------- ----------- ----------- --------------- ------------- -----------

BALANCE , NOVEMBER 30, 2003                2,500,000      $2,500  50,000,000     $50,000        $143,674    $(776,119)  $(579,945)
                                         =========== =========== =========== =========== =============== ============= ===========




















         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
              STATEMENTS OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

                                              PREFERRED STOCK         COMMON STOCK         ADDITIONAL
                                           SHARES       AMOUNT     SHARES       AMOUNT   PAID-IN CAPITAL    TOTAL
                                         ----------- ----------- ----------- ----------- --------------- -----------
BALANCE, MAY 31, 2002                                   $         60,340,522     $60,343         $62,615    $122,956
Reclassificiaton of shares to permanent
stockholders' equity (deficit)                                  (33,740,522)    (33,741)        (62,615)    (96,356)
                                         ----------- ----------- ----------- ----------- --------------- -----------

BALANCE, NOVEMBER 30, 2002                                        26,600,000     $26,600           $         $26,600
                                         =========== =========== =========== =========== =============== ===========
  ACTIVITY
                                         ----------- ----------- ----------- ----------- --------------- -----------

BALANCE, MAY 31, 2003                                   $         11,110,595     $11,111         $11,529     $22,640

  Activity
                                         ----------- ----------- ----------- ----------- --------------- -----------

BALANCE, NOVEMBER 30, 2003                              $        $11,110,595     $11,111         $11,529     $22,640
                                         =========== =========== =========== =========== =============== ===========



























         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002


                                                                    2003       2002
                                                                ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(23,487)   $(73,173)
                                                                ----------- -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  (USED IN) OPERATING ACTIVITIES:

CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts payable and accrued expenses                  23,008       9,147
                                                                ----------- -----------
         TOTAL ADJUSTMENTS                                           23,008       9,147
                                                                ----------- -----------

         NET CASH USED IN OPERATING ACTIVITIES                        (479)    (64,026)
                                                                ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from short-term notes payable and advances        450      65,560
                                                                ----------- -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                      450      65,560
                                                                ----------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (29)       1,534

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         645         224
                                                                ----------- -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $616      $1,758
                                                                =========== ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

  Short-term notes converted to equity                              $36,285      $    -
                                                                =========== ===========








         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           NOVEMBER 30, 2003 AND 2002

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

         The Company is incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

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

         REVENUE AND COST RECOGNITION
         ----------------------------

         The Company had no revenues for the six months ended November 30, 2003 and 2002.

         Prior to this period of time, the Company's former wholly owned subsidiary, Encore Builders stated that it used the percentage of completion method to account for its construction contracts before it was acquired by the Company. However, Encore Builders' management was unaware of the differences between the percentage of completion method and the completed contract method and was recognizing revenue as it was received. Encore Builders' management made no critical estimates with respect to any jobs in progress, and had no jobs in progress and no accounts receivable at December 31, 2000 and 1999. After the Company acquired Encore Builders, the Company changed the summary of significant accounting policies footnote to show the Company's use of the completed contract method, deemed by the Company's management to be the appropriate method under the circumstances.

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

         INCOME TAXES
         ------------

         Income taxes are computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. All deferred tax assets that arose from the carry forward of net operating losses have been offset by a valuation allowance due to the uncertainty of the realization of these tax assets.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

         There are no options and warrants outstanding to purchase stock at November 30, 2003 and 2002.


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at November 30, 2003 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note
         1)



NOTE 4 - TEMPORARY EQUITY
         ----------------

         The Company has reflected on its condensed balance sheet a temporary equity account for the issuance of VAOM Common Stock issued above their authorized limit as of November 30, 2003. All related amounts that were previously included in VAOM Common Stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

         The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that had been recorded in temporary equity as of May 31, 2002. As of May 31, 2002, all the shares issued in connection with the conversion of the debentures had been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of the debentures. Of the common shares that have been recorded as temporary equity during fiscal year 2002, 11,110,595 common shares were issued in excess of the Company's authorized limit of 50 million. The Company had reclassified the corresponding amounts from permanent equity (deficit) accordingly as of May

         31, 2002. As of May 31, 2003 and November 30, 2003, only these 11,110,595 common shares remain in temporary equity.

         During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit) unless such shares were also issued in excess of the Company's authorized shares. As of November 30, 2003 there was $22,640 in temporary equity.


NOTE 5 - STOCKHOLDERS' DEFICIT
         ---------------------

         At November 30, 2003 and 2002, the Company had two classes of stock, preferred and common stock, each having a par value of $.001.

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


NOTE 6 - SHORT-TERM NOTES PAYABLE AND ADVANCES
         -------------------------------------

         During the year ended May 31, 2003, the Company had received a total of $65,985 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. During the six months ended November 30, 2003, the Company had converted $36,285 of these advances to equity, and had advanced to them $450 net, and at November 30, 2003 the balance outstanding is $30,150.

NOTE 7 - GOING CONCERN
         -------------

         As shown in the accompanying condensed financial statements the Company incurred net operating losses for the six months ended November 30, 2003 and 2002. The Company has no revenues to support itself.

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

NOTE 10 - RELATED PARTY TRANSACTIONS
          --------------------------

         As discussed in Note 6, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of November 30, 2003, the Company has outstanding amounts due its affiliates of $30,150. Of this amount $500 is due National Residential Properties, Inc., $4,950 is due Prime Rate Investors, Inc., and $24,700 is due Genesis Capital Corporation of Nevada.

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

         o On December 22, 2003, the Company filed and mailed to its stockholders an Information Statement on Schedule 14C relating to stockholder approval of the following actions: (i) to elect the Company's directors; (ii) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of VAOM Common Stock; (iii) to cure, ratify and authorize the issuance of VAOM

            Common Stock issued in excess of the Company's authorized amount;
            (iv) to ratify the assignment of the Encore Builders Common Stock; and (v) to amend and restate the Company's Certificate of Incorporation. As of January 13, 2004, the Company's majority stockholder has not approved these actions, but plans to do so promptly.

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

         Under the state law of Delaware, the issuance of VAOM Common Stock in excess of the amount authorized may be voidable, but can be cured. It may be possible to cure the overissuance by having the Company's board of directors approve an amendment to the Company's Certificate of Incorporation so long as the Company's stockholders agree. If this cannot be accomplished, then the Company may be liable to the holders of the VAOM Common Stock issued in excess of the authorized amount in an amount equal to 11,110,595 shares (the number of shares issued in excess of the amount authorized) multiplied by the price each such share was issued for (which ranged from approximately $.084 to $.0001 per share). As trading has been halted on VAOM Common Stock, the overissuance, together with the Company's inability to increase its authorized number of shares has practically eliminated the Company's ability to raise capital. The Company believes it will not be able to continue trading VAOM Common Stock, increase its capital resources or engage in a business combination transaction until the overissuance is cured and the Company increases the authorized number of shares of VAOM Common Stock. On December 22, 2003, the Company filed and mailed to is stockholders an Information Statement on Schedule 14C describing, among other things, the Company's majority stockholder's plans to approve the curing, ratification and authorization of the issuance of VAOM Common Stock issued in excess of the Company's authorized amount.

         Section 271 of the Delaware General Corporation Law provides that a corporation may at a meeting of its board of directors sell all or substantially all of its property and assets when and as authorized by a resolution adopted by the holders of a majority of the outstanding stock of the corporation entitled to vote on such a matter. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Subsequently, the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company. This assignment may be deemed a sale of substantially all of the Company's property and assets and may have required the approval of the Company's stockholders. By not attaining stockholder approval, the Company may have violated Delaware state law. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is unclear, however, given its value, whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources. On December 22, 2003, the Company filed and mailed to its stockholders an Information Statement on Schedule 14C describing, among other things, the Company's majority stockholder's plans to approve the ratification of the assignment of the Encore Builders Common Stock.

The Company May Face Litigation for Issuing Securities in Violation of Section 5 of the Securities Act

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of VAOM

Common Stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because actions by the holders of VAOM Common Stock received upon conversion of the VAOM Debentures are now likely barred by this statute of limitations, the Company has reclassified certain amounts from temporary equity to permanent stockholder equity. One year has passed from the initial placement of the VAOM Debentures and the related conversions into VAOM Common Stock. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of VAOM Common Stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible enforcement action by the SEC.

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

The Company May Not Be Able to Raise Additional Capital

         On December 22, 2003, the Company filed and mailed to its stockholders an Information Statement on Schedule 14C describing, among other things, the Company's majority stockholder's plans to approve the increase of the number of authorized shares of VAOM Common Stock. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. Even if the Company were able to increase its authorized capital, there can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing.

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

OTHER RISKS

The Company's Stock Price Has Declined Significantly and May Not Recover

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

         On December 22, 2003, the Company filed an information statement on
Schedule 14C with the SEC relating to the approval of an increase in the number of shares of authorized VAOM Common Stock, among other things. Pending resolution of this matter, the Company will not be able to realize any proceeds from the sale of the VAOM Debentures, other debt, or equity. See "RISK FACTORS - Risks Related to Legal Uncertainties".

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

          3.2       Amended and Restated Bylaws of the Company.

          4.1       8% Series A Senior Subordinated Convertible
                    Redeemable Debentures Due August 27, 2003
                    (previously filed as Exhibit 4.1 to the Company's quarterly report on Form 10-QSB filed January 18, 2002).

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

         31.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).

         32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended November 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                                           VACATION OWNERSHIP MARKETING, INC.

         Date:  January 14, 2004
                                           By:  /s/   CHRISTOPHER ASTROM
                                                --------------------------------
                                                    Christopher Astrom
                                                    Chief Executive Officer
                                                    Chief Financial Officer