Form 10QSB
period 2004-02-29
VACATION OWNERSHIP MARKETING INC
filed 2004-04-14
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

      |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 ---------------

                                     0-9879
                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

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

                                  ------------

         Check whether the Registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of April 13, 2004, there were 61,110,595 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|

                       VACATION OWNERSHIP MARKETING, INC.
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2003

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

                       VACATION OWNERSHIP MARKETING, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 29, 2004
                                   (UNAUDITED)

                                      ASSET


CURRENT ASSETS
     Cash and cash equivalents                                           $1,426
                                                                      ----------
TOTAL ASSETS                                                             $1,426
                                                                      ==========


        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Accounts payable and accrued expenses                             $139,073
     Debentures payable                                                 400,202
     Short-term notes and advances payable                               40,650
                                                                      ----------

         TOTAL LIABILITIES                                              579,925
                                                                      ----------

TEMPORARY EQUITY                                                              0
                                                                      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value, 10,000,000 shares
       authorized, 2,500,000 shares issued and outstanding                2,500
     Common stock, $.001 par value, 1,000,000,000 shares
       authorized and 61,110,595 shares issued and outstanding           61,111
     Additional paid-in capital                                         155,203
     Accumulated deficit                                               (797,313)
                                                                      ----------

         TOTAL STOCKHOLDERS' EQUITY                                    (578,499)
                                                                      ----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
(DEFICIT)                                                                $1,426
                                                                      ==========











         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 2004 AND
                                FEBRUARY 28, 2003

                                                                NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                     February 29, 2004    February 28, 2003   February 29, 2004    February 28, 2003
                                                     -----------------    -----------------   -----------------    -----------------
OPERATING REVENUE
     Revenue                                                       $0                   $0                  $0                   $0


COST OF REVENUES                                                    0                    0                   0                    0
                                                     -----------------    -----------------   -----------------    -----------------

GROSS PROFIT                                                        0                    0                   0                    0
                                                     -----------------    -----------------   -----------------    -----------------

OPERATING EXPENSES
     Professional fees                                          7,615               46,307               7,435               33,747
     Accounting and audit fees                                 10,500                7,000               3,500                3,500
     Stock transfer fees                                        1,110                3,603                 885                3,603
     Administrative and Other                                   1,444                  255               1,371                  255
                                                     -----------------    -----------------   -----------------    -----------------
         TOTAL OPERATING EXPENSES                              20,669               57,165              13,191               41,105
                                                     -----------------    -----------------   -----------------    -----------------

LOSS BEFORE OTHER (EXPENSE)                                   (20,669)             (57,165)            (13,191)             (41,105)

OTHER (EXPENSE)
     Interest expense                                         (24,012)             (16,008)             (8,004)              (8,004)
                                                     -----------------    -----------------   -----------------    -----------------
         TOTAL OTHER (EXPENSE)                                (24,012)             (16,008)             (8,004)              (8,004)
                                                     -----------------    -----------------   -----------------    -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                    (44,681)             (73,173)            (21,195)             (49,109)
PROVISION FOR INCOME TAXES                                          0                    0                   0                    0
                                                     -----------------    -----------------   -----------------    -----------------

NET LOSS APPLICABLE TO COMMON SHARES                         ($44,681)            ($73,173)           ($21,195)            ($49,109)
                                                     =================    =================   =================    =================

NET LOSS PER BASIC AND DILUTED SHARES                       ($0.00073)           ($0.00237)          ($0.00035)           ($0.00098)
                                                     =================    =================   =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       61,110,595           30,855,024          61,110,595           50,000,000
                                                     =================    =================   =================    =================






         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                           PREFERRED STOCK           COMMON STOCK         ADDITIONAL       ACCUMULATED
                                          SHARES      AMOUNT      SHARES       AMOUNT   PAID-IN CAPITAL      DEFICIT       TOTAL
                                        ----------  ----------  -----------  ---------  ----------------  -------------  -----------
BALANCE, MAY 31, 2002                   2,500,000      $2,500      770,000       $770           $56,303     ($680,297)   ($620,724)

  Reclassification of shares to
    permanent stockholder's equity
    (deficit)                                   0           0   49,230,000     49,230            51,086             0      100,316

  Net loss for nine months ended
    February 28, 2003                           0           0            0          0                 0       (85,222)     (85,222)
                                        ----------  ----------  -----------  ---------  ----------------  -------------  -----------

BALANCE, FEBRUARY 28, 2003              2,500,000      $2,500   50,000,000    $50,000          $107,389     ($765,519)   ($605,630)
                                        ==========  ==========  ===========  =========  ================  =============  ===========

BALANCE, MAY 31, 2003                   2,500,000      $2,500   50,000,000    $50,000          $107,389     ($752,632)   ($592,743)

  Reclassification of short-term notes
    to equity                                   0           0            0          0            36,285             0       36,285

  Reclassification of shares to
    permanent stockholder's equity
    (deficit)                                   0           0   11,110,595     11,111            11,529             0       22,640

  Net loss for nine months ended
    February 29, 2004                           0           0            0          0                 0       (44,681)     (44,681)
                                        ----------  ----------  -----------  ---------  ----------------  -------------  -----------

BALANCE, FEBRUARY 29, 2004              2,500,000      $2,500   61,110,595    $61,111          $155,203     ($797,313)   ($578,499)
                                        ==========  ==========  ===========  =========  ================  =============  ===========


















         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
              STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                                                   ADDITIONAL
                                               PREFERRED STOCK               COMMON STOCK           PAID-IN
                                            SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL          TOTAL
                                        ------------- -------------  ------------- -------------  -------------  -------------
BALANCE, MAY 31, 2002                              0            $0     60,340,522       $60,341        $62,615       $122,956

Reclassification of shares to
permanent stockholders' equity
(deficit)                                          0             0    (33,740,522)      (33,741)       (62,615)       (96,356)
                                        ------------- -------------  ------------- -------------  -------------  -------------

BALANCE, FEBRUARY 28, 2003                         0            $0     26,600,000       $26,600          $0.00        $26,600
                                        ============= =============  ============= =============  =============  =============

BALANCE, MAY 31, 2003
                                                   0             $0     11,110,595       $11,111        $11,529        $22,640

Reclassification of shares to
permanent stockholders' equity
(deficit)                                          0             0    (11,110,595)      (11,111)       (11,529)       (22,640)
                                        ------------- -------------  ------------- -------------  -------------  -------------

BALANCE, FEBRUARY 29, 2004                         0            $0              0            $0             $0             $0
                                        ============= =============  ============= =============  =============  =============
























         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                      2004            2003
                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                         ($44,681)        ($85,222)
                                                                ---------------  ---------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
CHANGES IN ASSETS AND LIABILITIES:
   Increase in accounts payable and accrued expenses                    34,512            8,512
                                                                ---------------  ---------------
         TOTAL ADJUSTMENTS                                              34,512            8,512
                                                                ---------------  ---------------

         NET CASH USED IN OPERATING ACTIVITIES                         (10,169)         (76,710)
                                                                ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Proceeds from short-term notes payable and advances              10,950           77,260
                                                                ---------------  ---------------


         NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,950           77,260
         -----------------------------------------              ===============  ===============


NET INCREASE IN CASH AND CASH EQUIVALENTS                                  781              550

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            645              224
                                                                ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $1,426             $774
                                                                ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

   Short-term notes converted to equity                                $36,285               $0
                                                                ===============  ===============











         The accompanying notes are an integral part of these condensed financial statements.

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

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

         The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity for 2004 and 2003, and cash flows for the periods presented.

         The Company was incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to its present name in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired on May 7, 2000, when a certificate of renewal was issued.

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

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

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

         On January 21, 2004, the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: re-election of directors; the Company increased its authorized common stock from 50,000,000 to 1,000,000,000 shares; the ratification of the issuance of common stock; the ratification of the assignment of Encore Builders common stock; and the approval of the Amended and Restated Articles of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on January 22, 2004.

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

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

         REVENUE AND COST RECOGNITION
         ----------------------------

         The Company had no revenues for the nine months ended February 29, 2004 and February 28, 2003.

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

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         -----------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                      2004            2003
                                                ---------------  -------------
         Net Loss                                   $  (44,681)    $  (85,222)


         Weighted-average common shares
         Outstanding (Basic)                       611,110,595     30,855,024


         Weighted-average common stock
         Equivalents
              Stock Options                                  -              -
              Warrants                                       -              -
                                                ---------------  -------------

         Weighted-average common shares
         Outstanding (Basic)                       611,110,595     30,855,024
                                                ===============  =============

         There are no options and warrants outstanding to purchase stock at February 29, 2004 and February 28, 2003.

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at February 29, 2004 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note
         1)


NOTE 4 - TEMPORARY EQUITY
         ----------------

         The Company had reflected on its condensed balance sheet a temporary equity account for the issuance of VAOM Common Stock issued above their prior authorized limit of 50,000,000 shares. The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that had been recorded in temporary equity as of May 31, 2002. As of May 31, 2002, all the shares issued in connection with the conversion of the debentures had been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of the debentures.

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE 4 - TEMPORARY EQUITY (CONTINUED)
         ----------------------------

         Of the common shares that have been recorded as temporary equity during fiscal year 2002, 11,110,595 common shares were issued in excess of the Company's authorized limit of 50 million at that time. The Company had reclassified the corresponding amounts from permanent equity (deficit) accordingly as of May 31, 2002.

         On January 21, 2004, in lieu of an annual meeting of the stockholders the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares, the Company transferred the 11,110,595 shares in temporary equity to permanent stockholders' equity. As of February 29, 2004, there are no amounts in temporary equity.


NOTE 5 - STOCKHOLDERS' DEFICIT
         ---------------------

         At February 29, 2004, the Company had two classes of stock, preferred and common stock, each having a par value of $.001.

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

         On January 21, 2004, in lieu of an annual meeting of the stockholders the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares, the Company transferred the 11,110,522 shares in temporary equity to permanent stockholders' equity. As of February 29, 2004, there are no amounts in temporary equity.

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE 6 - SHORT-TERM NOTES PAYABLE AND ADVANCES
         -------------------------------------

         During the year ended May 31, 2003, the Company had received a total of $65,985 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through payment of legal and professional fees on behalf of the Company. During the nine months ended February 29, 2004, the Company had converted $36,285 of these advances to equity, and had advanced to them $10,950 net, and at February 29, 2004 the balance outstanding is $40,650.

NOTE 7 - GOING CONCERN
         -------------

         As shown in the accompanying condensed financial statements the Company incurred net operating losses for the nine months ended February 29, 2004 and 2003. The Company has no revenues to support itself.

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

NOTE 8 - CONTINGENCY / UNCERTAINTIES
         ---------------------------

         The Company, during the year ended May 31, 2002, issued 11,110,595 common shares above its then authorized limit of 50 million shares. Additionally, the issuance of 60,340,595 shares for debenture conversions, interest expense and discounts on convertible debentures may not have been in compliance with the registration provisions of
         Section 5 of the Securities Act. The full impact of those events were unknown at that time. As of May 31, 2002, the Company had reserved $122,956 in temporary equity. (See Note 5) The $122,956 held in temporary equity as of May 31, 2002 was the reserve for the contingent liability should the debentures not be in compliance with Section 5 of the Securities Act. The Company considered the impact of FASB 5 and believes that this reserve reflected the potential and probable liability due. The amount of the temporary reserve as of May 31, 2002 was derived substantially from the issuance of common stock and additional paid-in capital to convert the principal debentures of $44,348, the amount of amortized discount on debenture conversions $39,794, the amount of interest expense converted on the debentures of $1,927 and the amount of accrued expenses paid $36,887. The $122,956 balance in temporary equity as of May 31, 2002 was reduced in November 2002 to $22,640 for the reclassification of shares from temporary equity to permanent stockholders' equity (deficit), and no further reductions in temporary equity occurred until January 21, 2004 upon the approval of the Company's majority stockholder to increase the authorized common stock to 1,000,000,000 shares. With this consent, the temporary equity was reclassified to permanent stockholders' equity.

                       VACATION OWNERSHIP MARKETING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

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

NOTE 10 - RELATED PARTY TRANSACTIONS
          --------------------------

         As discussed in Note 6, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of February 29, 2004, the Company has outstanding amounts due its affiliates of $40,650. Of this amount $11,000 is due National Residential Properties, Inc., $4,950 is due Prime Rate Investors, Inc., and $24,700 is due Genesis Capital Corporation of Nevada.


NOTE 11 - SUBSEQUENT EVENTS
          -----------------

         In March 2004, the Company, filed an Information Statement on Schedule 14C with of the Securities and Exchange Commission (the "Information Statement"). The Information Statement contained two proposals.

         The first proposal is the merger of Capital Solutions, Inc. into the Company. Should this merger become effective, the Company will restate its Articles of Incorporation increasing the common shares authorized from 1 billion to 20 billion and the preferred shares authorized from 10 million to 200 million shares. In addition, the par value of the Company's classes of stock will be $.0000001 from $.001. This merger and the change in par value is not anticipated to have any material effect on the financial statements of the Company.

         The second proposal is to amend the Company's Articles of Incorporation to effect a 1 for 50 reverse split of the Company's common stock.

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

         o On December 22, 2003, the Company filed and mailed to its stockholders an Information Statement on Schedule 14C relating to stockholder approval of the following actions: (i) to elect the Company's directors; (ii) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of VAOM Common Stock; (iii) to cure, ratify and authorize the issuance of VAOM

            Common Stock issued in excess of the Company's authorized amount;
            (iv) to ratify the assignment of the Encore Builders Common Stock; and (v) to amend and restate the Company's Certificate of Incorporation. The Company's majority stockholder approved these actions and the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on January 22, 2004.

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

SUBSEQUENT EVENTS

         On December 22, 2003, the Company filed an information statement on
Schedule 14C with the SEC relating to the following items:

         o  to elect two directors;

         o to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue;

         o to cure, ratify and authorize the issuance of common stock issued in excess of the Company's authorized amount;

         o to ratify the assignment of the common stock of the Company's former subsidiary, Encore Builders; and

         o  to amend and restate the Company's Certificate of Incorporation.

         The Company's majority stockholder, Christopher Astrom, approved these actions by written consent and the Company filed an Amended and Restated Certificate of Incorporation incorporating the changes disclosed in the information statement with the Delaware Secretary of State on January 22, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's Certificate of Incorporation, as amended, currently authorizes the issuance of up to 1 billion shares of VAOM Common Stock.

         On December 22, 2003, the Company filed an information statement on
Schedule 14C with the SEC relating to the approval of an increase in the number of shares of authorized VAOM Common Stock, among other things. The Company's majority shareholder approved these actions and the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on January 22, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See the discussion in Part I, Item 2 and "RISK FACTORS - Risks Related to Legal Uncertainties" regarding the Company's determination not to provide VAOM Common Stock to the VAOM Debenture holders upon conversion of the VAOM Debentures, which items are incorporated into this Item 3 by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 22, 2003, the Company filed an information statement on
Schedule 14C with the SEC relating to the following items:

         o  to elect two directors;

         o to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock and accordingly increase the total number of authorized shares of all classes of stock the Company is authorized to issue;

         o to cure, ratify and authorize the issuance of common stock issued in excess of the Company's authorized amount;

         o to ratify the assignment of the common stock of the Company's former subsidiary, Encore Builders; and

         o  to amend and restate the Company's Certificate of Incorporation.

         The Company's majority stockholder, Christopher Astrom, approved these actions by written consent and the Company filed an Amended and Restated Certificate of Incorporation incorporating the changes disclosed in the information statement with the Delaware Secretary of State on January 22, 2004.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT
       NUMBER       DESCRIPTION

          3.1       Amended and Restated Certificate of Incorporation of the
                    Company.

          3.3 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's quarterly report on Form 10-QSB filed January 14, 2004).

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

         31.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).

         32.1 Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended February 29, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                                           VACATION OWNERSHIP MARKETING, INC.

         Date:  April 14, 2004
                                           By:  /s/ CHRISTOPHER ASTROM
                                                --------------------------------
                                                    Christopher Astrom
                                                    Chief Executive Officer
                                                    Chief Financial Officer