Form 10KSB
period 2004-05-31
CAPITAL SOLUTIONS I, INC.
filed 2004-09-14
CIK 61500

7                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2004

                          Commission File Number 0-9879

                                   ----------

                            CAPITAL SOLUTIONS I, INC.

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

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                        Common Stock $.0000001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for its most recent fiscal year:  $0

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 13, 2004 was $36,512.34 (based on the last reported sale price of $0.03 per share on September 13, 2004).

         The number of shares of the registrant's common stock outstanding as of September 13, 2004 was 251,222,628.

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                                   ----------

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PART I ......................................................................2

     ITEM 1.  DESCRIPTION OF BUSINESS........................................2

     ITEM 2.  DESCRIPTION OF PROPERTY.......................................10

     ITEM 3.  LEGAL PROCEEDINGS.............................................10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10

PART II.....................................................................11

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................11

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....12

     ITEM 7.  FINANCIAL STATEMENTS..........................................19

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................30

     ITEM 8A. CONTROLS AND PROCEDURES.......................................30

PART III....................................................................30

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............30

     ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE.............31

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................32

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................34

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................34

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................35

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     OVERVIEW

         Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "COMPANY"), was incorporated in Delaware as "Magnum Communications Corp." in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, as more fully described below, the Company acquired Encore Builders, Inc. ("ENCORE BUILDERS"), a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. The Company is now essentially a shell corporation.

         Effective August 23, 2001, a 1:20 reverse stock split of the Company's common stock became effective. Pre-split, there were 15 million shares of the Company's common stock issued and outstanding; post-split, there were 750,000 shares of the Company's common stock issued and outstanding. In addition, effective August 23, 2001, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 15 million to 50 million and increased the number of authorized shares of the Company's preferred stock, par value $.001 from 1 million to 10 million.

         On August 27, 2001, VAOW Acquisition Corp., a Delaware corporation ("ACQUISITION CORP.") purchased 492,480 shares (post-split) of the Company's common stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc., and Michael Schumacher (the "SELLERS") for $350,000, pursuant to an agreement dated August 27, 2001. At the time, the Sellers were significant holders of the Company's capital stock and Peter Porath was one of the Company's directors. Simultaneously, Acquisition Corp. entered into an escrow agreement with the Sellers and Ann Porath, Esq., as the escrow agent, pursuant to which $50,000 was escrowed for 60 days as security for the indemnifications given by the Sellers under the agreement. In contemplation of the financing of the foregoing acquisition, on August 27, 2001, Acquisition Corp. obtained a loan from certain accredited investors evidenced by its 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures (the "ACQUISITION CORP. DEBENTURES"), which were convertible into shares of Acquisition Corp.'s common stock ("ACQUISITION CORP. COMMON STOCK"). The Acquisition Corp. Debentures were offered pursuant to an exemption from Section 5 of the Securities Act of 1933, as amended (the "SECURITIES ACT"). However, the requirements of the exemptions relied on do not appear to have been satisfied. See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model." Thereafter, as contemplated by the agreement and for services rendered, Acquisition Corp. issued 15,000 shares each of the Company's common stock (which it then owned) to Messrs. Porath and Michael Schumacher, and subsequently the Company issued 20,000 shares of the Company's common stock to NevWest Securities Corporation.

         Prior to the reorganization of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of 10 million shares of Acquisition Corp. Common Stock authorized, of which 1,000 shares were issued and outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares). On August 28, 2001, Acquisition Corp. declared a stock dividend of shares of the Company's common stock owned by it to Christopher Astrom (277,492 shares) and Braulio Gutierrez (184,994 shares), who, at that time, were the sole stockholders of Acquisition Corp. As a result of this stock dividend, Christopher Astrom became the owner of 277,492 shares of the Company's common stock, and Braulio Gutierrez became the owner of 184,994 shares of the Company's common stock, on September 4, 2001, the date they received their stock certificates.

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

         On August 29, 2001, the Company purchased from Acquisition Corp. 9,000 newly issued shares of Acquisition Corp. Common Stock (in excess of the 1,000 already owned by Christopher Astrom and Braulio Gutierrez) for $1. Subsequently, Acquisition Corp. was merged into the Company via a "short-form" merger pursuant to Sections 251 and 253 of the Delaware General Corporation Law, which permit a corporation of which at least 90% of the shares of each class are owned by a parent company, to be merged into the parent company without stockholder approval. Pursuant to the merger, and by operation of law, the Company assumed all of the rights and obligations of Acquisition Corp. Thus, pursuant to the merger (a) Encore Builders became the Company's wholly-owned subsidiary, (b) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by Messrs. Astrom and Gutierrez (i.e., 1,000 shares) were surrendered by them to, and were canceled by the Company, (c) all of the issued and outstanding shares of Acquisition Corp. Common Stock owned by the Company were canceled, and (d) the Acquisition Corp. Debentures were surrendered, canceled, and new debentures (the "VAOM DEBENTURES"), identical to the Acquisition Corp. Debentures, together with accompanying conversion rights into authorized but unissued shares of the Company's common stock, were issued by the Company to the holders of the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were issued, exchanged into VAOM Debentures and converted pursuant to exemptions from Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model." On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("SROYA HOLDINGS") as escrow agent entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of the Company's common stock with Sroya Holdings for conversion of the VAOM Debentures. As of the date of this report, Sroya Holdings does not hold any shares of the Company's common stock. The Company does not plan to issue additional Common Stock to Sroya Holdings.

         On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of Series A Preferred Stock is, by its terms, convertible into one hundred
(100) shares of the Company's common stock and has a vote equivalent to one share of the Company's common stock. However, as explained more fully in "RISK FACTORS - Risks Related to Legal Uncertainties," because the Company has issued shares of the Company's common stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into the Company's common stock.

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

         The Project was not completed. Conquistador Plaza and its parent company, National Residential Properties, Inc., an affiliate of the Company, initially determined that it would be best served by waiving liquidated damages. However, on March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned. Subsequently the Company assigned to Braulio Gutierrez the Encore Builders Common Stock held by the Company, Braulio Gutierrez assigned to the Company his shares of the Company's common stock, and Conquistador Plaza declared Encore Builders in default of its construction contract. On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza in the amount of $504,000, and Conquistador Plaza asserted its claim against Encore Builders for liquidated damages. The Company is not and does not expect to become a party to this litigation. The parties to the lawsuit are currently negotiating a stipulation for settlement. Christopher Astrom, a principal stockholder and director of the Company, replaced Braulio Gutierrez as President of the Company.

         On January 21, 2004, the Company's stockholders approved an amendment to its Certificate of Incorporation to increase its authorized common stock from 50,000,000 to 1,000,000,000 shares and ratified past issuances of common stock in excess of the Company's authorized amount. The Company also ratified the assignment of common stock to Encore Builders. The increase in the number of authorized shares of common stock became effective on January 22, 2004 when the Company filed an amended Certificate of Incorporation with the Delaware Secretary of State.

         On May 11, 2004, a wholly-owned subsidiary of the Company, Capital Solutions I, Inc. ("CAPITAL SOLUTIONS"), was merged with and into the Company, with the Company remaining as the surviving entity. Pursuant to the terms of the merger, the Company amended and restated its Certificate of Incorporation to be substantially identical to the certificate of incorporation of Capital Solutions then in effect. As a result of the merger, among other things, (i) the Company's name was changed to "Capital Solutions I, Inc.", (ii) the number of shares of common stock the Company is authorized to issue was increased from 10 million to 200 million and (iii) the par value of the shares of common stock and preferred stock the Company is authorized to issue was reduced from $.001 per share to $.0000001 per share. Immediately following the merger, the Company effected a 1:50 reverse stock split by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State.

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

RECENT DEVELOPMENTS

         On August 24, 2004, the Company issued 150 million and 100 million newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, to Richard Astrom and Christopher Astrom, respectively. The purpose of these issuances of restricted shares was to compensate Richard Astrom and Christopher Astrom for certain services rendered to the Company as officers and directors.

         On August 26, 2004, in order to provide the Company with a source of equity financing, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP, a Delaware limited partnership ("Cornell"). Pursuant to the terms of the SEDA, the Company has the right, upon the effectiveness of a registration statement with respect to the resale of the securities issued to Cornell under the SEDA, to receive advances of up to an aggregate amount of $6 million from Connell under an equity line of credit (the "Equity Line of Credit"), and to simultaneously issue shares of Company common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the common stock of the five trading days after the Company provides Cornell notice requesting such advance. A minimum of seven trading days must pass between each advance notice. Pursuant to the SEDA, the Company agreed to pay Cornell a cash fee equal to 4% of the amount of each advance and issue to Cornell, on the date of execution of the SEDA, newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, as a one time commitment fee. As part of this transaction, on August 26, 2004, the Company entered into an Escrow Agreement by and between the Company, Cornell and Butler Gonzalez LLP, (ii) a Registration Rights Agreement by and between the Company and Cornell and (iii) a Placement Agent Agreement by and between the Company, Cornell and Newbridge Securities Corporation. While the foregoing agreements are dated as of August 26, 2004, the Company and the other parties to such agreements did not actually exchange executed copies of such agreements until September 13, 2004.

         On August 26, 2004, the Company entered into an Investors Relations Program (the "IR Agreement") with Turner Hughes Corporation ("Turner") pursuant to which Turner will provide certain investor relations services ("IR Services") to the Company. Pursuant to the IR Agreement, and in consideration for the IR Services to be provided by Turner to the Company, the Company will issue to Turner, a one time fee of 23 million newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends. The share numbers described above reflect the 1:50 reverse stock split effected by the Company on May 11, 2004.

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

     EMPLOYEES

         Other than Christopher Astrom, who is the Chief Executive Officer and Chief Financial Officer of the Company, and Richard Astrom, who is the Secretary of the Company, the Company has no employees and does not anticipate hiring any employees in the near future. Neither Christopher Astrom nor Richard Astrom directly received compensation for employment during the fiscal year ended May 31, 2004.

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

     THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

         The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report dated July 17, 2004, that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

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

RISKS RELATED TO LEGAL UNCERTAINTIES

     THE COMPANY MAY FACE LITIGATION FOR ISSUING SECURITIES IN VIOLATION OF
     SECTION 5 OF THE SECURITIES ACT

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered the Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of the Company's common stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied.

         Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because the Company believes actions by the holders of the Company's common stock received upon conversion of the VAOM Debentures are barred by this statute of limitations, the Company has reclassified certain amounts from temporary equity to permanent stockholder equity. One year has passed from the initial placement of the VAOM Debentures and from the conversion of the VAOM Debentures issued. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that a large portion of these holders of the Company's common stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

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

     THE COMPANY MAY BE IN DEFAULT OF THE VAOM DEBENTURES

                  It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional common stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Although debentures matured on August 27, 2003, the Company also does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

OTHER RISKS

     THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT RECOVER

         The trading price of the Company's common stock has declined significantly since approximately October 2001. The market for the Company's common stock is essentially non-existent and there can be no assurance of a change in the immediate future.


     PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the OTC Bulletin Board, the Company's common stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

     ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL VAOM COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of common stock, the market price could drop and the ability of investors to sell the Company's common stock could be diminished. Additionally, should the Company obtain the approval of its stockholders to increase the authorized shares of the Company's common stock, the holders of the VAOM Debentures will be able to convert the VAOM Debentures into common stock, thus further increasing the number of shares of the Company's common stock outstanding. The issuance of shares of the Company's common stock upon conversions of the VAOM Debentures may not only result in a substantial number of shares of the Company's common stock being available for resale in the public markets, but the resale of those shares may result in a substantial decrease in the per-share market price of the Company's common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 1, 2004, the Company filed an information statement on
Schedule 14C with the SEC relating to the following items:

              - to approve the merger of the Company's wholly-owned subsidiary, Capital Solutions, with and into the Company, with the Company remaining as the surviving entity;

              - to approve, in relation to the merger, an amendment to the Company's Certificate of Incorporation to (i) increase the number of authorized shares of common stock from 1 billion to 20 billion, (ii) increase the number of authorized shares of preferred stock of the Company from 10 million to 20 million,
                  (iii) change the name of the Company to "Capital Solutions I, Inc." and (iv) reduce the par value of the shares of common stock and preferred stock the Company is authorized to issue from $0.001 to $0.0000001;

              - to approve an amendment to the Company's Certificate of Incorporation to effect a 1 for 50 reverse split of the Company's common stock; and

              - to amend and restate the Company's Certificate of Incorporation.

         The Company's majority stockholder, Christopher Astrom, approved these actions by written consent on May 5, 2004 and the Company filed an Amended and Restated Certificate of Incorporation and an amendment to its Certificate of Incorporation incorporating the changes disclosed in the information statement with the Delaware Secretary of State on May 6, 2004. No other stockholders voted for or against these actions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET PRICE OF THE COMPANY'S COMMON STOCK

         The Company's common stock is quoted on The Over the Counter Bulletin Board under the symbol CSIN.OB. While it appears there is no market for the Company's common stock, the Company has set forth in the table below the high and low closing bid prices per share of the Company's common stock as reported on The Over the Counter Bulletin Board for each quarter within the last two fiscal years. The last reported bid price on The Over the Counter Bulletin Board for the Company's common stock was $0.02 on September 13, 2004.

         QUARTERLY PERIOD (1)                       HIGH (2)       LOW
         --------------------                       --------       ---

         First Quarter 2003...................       $.001       $.000
         Second Quarter 2003..................       $.001       $.000
         Third Quarter 2003...................       $.001       $.000
         Fourth Quarter 2003..................       $.001       $.000

         First Quarter 2004...................       $.002       $.000
         Second Quarter 2004..................       $.003       $.001
         Third Quarter 2004...................       $.006       $.001
         Fourth Quarter 2004(3)...............       $.250       $.001
------------------
(1)  Source: IDD, Information Services, Tradeline
(2) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
(3)  On May 11, 2004, the Company effected a 1:50 reverse stock split.

     HOLDERS

         As of September 13, 2004, there were approximately 887 holders of record of the Company's common stock.

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

         Additionally, it is the SEC's view that promoters and affiliates of a blank check company may resell their securities only in a registered offering, as Rule 144, promulgated under the Securities Act is not available. As such, the Company believes that any resale of the Company's common stock by a promoter or affiliate of the Company would have to be done in a registered offering that complies with Rule 419.

         At such point that the Company ceases to meet the definition of blank check company set forth in Rule 419, it may also cease to be subject to the requirements of that rule.

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

     OVERVIEW

         From 1983 until August 29, 2001, the Company was not engaged in any business. In August 2001, the Company underwent several changes:

     o Effective August 23, 2001, a 1:20 reverse stock split of the Company's common stock became effective. Pre-split, there were 15 million shares of the Company's common stock issued and outstanding; post-split, there were 750,000 shares of the Company's common stock issued and outstanding.

     o Effective August 23, 2001, the Company amended its Certificate of Incorporation to increase the number of shares of the Company's common stock authorized from 15 million to 50 million and increase the number of shares of its preferred stock authorized from 1 million to 10 million.

     o On August 27, 2001, Acquisition Corp. purchased 492,480 shares (post-split) of the Company's common stock from Peter Porath, Peter Porath and Ann Porath, Prime Rate Income & Dividend, Inc, and Michael Schumacher for $350,000, pursuant to an agreement dated August 27, 2001. At the time, these sellers were significant holders of the Company's capital stock and Peter Porath was one of the Company's directors.

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

     o The Acquisition Corp. Debentures were convertible into Acquisition Corp. Common Stock from time to time. Thereafter, as contemplated by the stock purchase agreement, and for services rendered, Acquisition Corp. issued 15,000 shares each of the Company's common stock (which it then owned) to Messrs. Porath and Michael Schumacher, and subsequently the Company issued 20,000 shares of the Company's common stock to NevWest Securities Corporation.

     o Prior to the reorganization of Acquisition Corp. described below, Acquisition Corp.'s capital structure consisted of 10 million shares of Acquisition Corp. Common Stock, of which 1,000 shares were issued, outstanding and were held by Christopher Astrom (600 shares) and Braulio Gutierrez (400 shares).

     o On August 28, 2001, Acquisition Corp. declared a stock dividend of shares of the Company's common stock owned by it to Christopher Astrom (277,492 shares) and Braulio Gutierrez (184,994 shares), who, at that time, were the sole stockholders of Acquisition Corp. As a result of this stock dividend, Christopher Astrom became the owner of 277,492 shares of the Company's common stock, and Braulio Gutierrez became the owner of 184,994 shares of the Company's common stock on September 4, 2001, the date they received their stock certificates.

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

     o Subsequently, the holders of the VAOM Debentures exercised their rights to convert the VAOM Debentures into the Company's common stock. As a result of the conversion, coupled with the decrease in the trading price of the Company's common stock, investors were entitled to more shares of the Company's common stock than were authorized.

     o The debentures were issued, exchanged and converted pursuant to exemptions from Section 5 of the Securities Act. The ability to rely on these exemptions has since been called into question.

     o The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated Section 5. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of
         Section 5 unless that action is brought within one year of the date of the violation. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has almost run, it is unlikely that a large portion of these holders of the Company's common stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

     o On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of the Company's common stock and has a vote equivalent to one share of the Company's common stock. However, because the Company has issued shares of common stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into common stock.

     o On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("SROYA HOLDINGS") as escrow agent entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of the Company's common stock with Sroya Holdings for conversion of the VAOM Debentures. The escrow agreement provides that if the Company does not have a sufficient number of shares of the Company's common stock to meet the requirement of 100 million shares, it must deposit with Sroya Holdings the number of shares of the Company's common stock authorized but unissued, and upon authorization of a sufficient additional number of shares, deposit additional shares with Sroya Holdings. Further, pursuant to the escrow agreement, notices of conversion of the VAOM Debentures must be simultaneously sent to the Company and to Sroya Holdings as shares issued upon conversion of the VAOM Debentures are released by Sroya Holdings. The escrow agreement calls for the deposit of "freely tradeable" securities into the escrow. At the time the Company entered into the escrow agreement, it believed it could rely on an exemption to Section 5 of the Securities Act to issue the Company's common stock to be used upon conversion of the VAOM Debentures. The Company currently believes that it will not be able to rely on an exemption to Section 5 of the Securities Act and, as such, will not be able to deposit "freely tradeable" securities into the escrow. Choosing not to deposit "freely tradeable" securities into the escrow may constitute a breach under the terms of the VAOM Debentures. For further discussion of this matter, see the discussion under "Liquidity and Capital Resources". As of the date of this report, Sroya Holdings does not hold any shares of the Company's common stock. The Company does not plan to issue additional Common Stock to Sroya Holdings. The Company and the holders of the VAOM Debentures agreed to indemnify Sroya Holdings, pursuant to the terms of the escrow agreement, for acts relating to the escrow of the Company's common stock.

     o On December 22, 2003, the Company filed and mailed to its stockholders an Information Statement on Schedule 14C relating to stockholder approval and the following actions: (i) to elect the Company's directors; (ii) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock;
         (iii) to cure, ratify and authorize the issuance of the Company's common stock issued in excess of the Company's authorized amount; (iv) to ratify the assignment of Encore Builders Common Stock; and (v) to amend and restate the Company's Certificate of Incorporation. The Company's majority stockholder approved these actions and the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on January 22, 2004, increasing the number of shares of common stock authorized from 50 million to 1 billion.

     o On March 29 2004, the Company formed a wholly-owned subsidiary, Capital Solutions. Subsequent to the filing and mailing of an information statement on Schedule 14C, the Company's majority stockholder approved the merger of Capital Solutions with and into the Company, as described in the information statement. Effective May 10, 2004, the Company's wholly-owned subsidiary, Capital Solutions, was merged with and into the Company, with the Company remaining as the surviving entity. In connection with the merger, the Company amended and restated its certificate of incorporation to be substantially identical to the certificate of incorporation of Capital Solutions then in effect. The certificate of designations relating to the Company's preferred stock remained unchanged and in full force and effect. As a result of the merger, the name of the Company was changed to "Capital Solutions I, Inc." Additionally, the number of shares of common stock the Company is authorized to issue was increased from 1 billion to 20 billion and the number of shares of preferred stock the Company is authorized to issue was increased from 10 million to 200 million. The additional 19 billion shares of common stock became part of the existing class of common stock and, if and when issued, will have the same rights, privileges and preferences as the shares of common stock presently issued and outstanding and the additional 190 million shares of preferred stock became part of the existing class of preferred stock and, if and when issued, will have the same rights, privileges and preferences as the shares of common stock presently issued and outstanding. The par value of the shares of common stock and preferred stock the Company is authorized to issue was reduced from $0.001 per share to $0.0000001 per share.

     o Immediately following the effectiveness of the merger, a 1:50 reverse stock split became effective. Immediately before the reverse stock split there were 61,110,595 shares of common stock issued and outstanding. Immediately after the reverse stock split, there were 1,222,628 shares of common stock issued and outstanding.

     o The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations. The Company has had no material operating activity during its fiscal year ended May 31, 2004.

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

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of the Company's common stock. The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of the Company's common stock. The transfer agent has put a hold on this common stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to assign the Encore Builders Common Stock to Braulio Gutierrez. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources.

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

     PLAN OF OPERATIONS

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from National Residential Properties, Inc., an affiliate of the Company and believes it can satisfy its cash requirements so long as it is able to obtain financing from National Residential Properties, Inc. The Company currently expects that money borrowed from National Residential Properties, Inc. will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources, but has not The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

ITEM 7. FINANCIAL STATEMENTS


                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Capital Solutions I, Inc.
Coral Gables, Florida


We have audited the accompanying consolidated balance sheet of Capital Solutions I, Inc. (the "Company") (formerly Vacation Ownership Marketing, Inc.) as of May 31, 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), changes in temporary equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the years ended May 31, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company has substantial operating deficits. Management's plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Solutions I, Inc.(formerly Vacation Ownership Marketing, Inc.). as of May 31, 2004 and 2003 and the results of its operations, changes in stockholders' (deficit), temporary equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 17, 2004

            MEMBERS OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                            CAPITAL SOLUTIONS I, INC.
                       (FORMERLY VACATION OWNERSHIP, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                  MAY 31, 2004

                                     ASSETS

CURRENT ASSETS                                                         2004
                                                                   -----------

Cash and cash equivalents                                          $    24,222
                                                                   -----------

TOTAL ASSETS                                                       $    24,222
                                                                   ===========

            LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)

CURRENT ASSETS

Accounts payable and accrued expenses                              $   142,673
Debenture payable                                                      400,202
Short-term notes payable and advances                                   88,521
                                                                   -----------

         TOTAL LIABILITIES                                             631,396
                                                                   -----------

TEMPORARY EQUITY                                                             -
                                                                   -----------

STOCKHOLDERS' (DEFICIT)

Preferred stock, $.0000001 par value, 200,000,000 shares
authorized, 2,500,000 issued and outstanding                                 -
Common stock, $0000001 par value, 20,000,000,000
authorized and 1,222,005 shares issued and
outstanding at May 31, 2004
Additional paid-in capital                                             218,814
Accumulated deficit                                                   (825,988)
                                                                   -----------

         TOTAL STOCKHOLDERS' (DEFICIT)                                (607,174)
                                                                   -----------

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)
                                                                 $      24,222
                                                                   ===========




         The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2004 AND 2003

                                                        2004         2003
                                                     ----------   ----------

REVENUES                                             $        -   $        -

COST OF REVENUES                                              -            -
                                                     ----------   ----------

GROSS PROFIT                                                  -            -
                                                     ----------   ----------

OPERATING EXPENSES
Professional fees                                         7,825       12,522
Accounting and audit fees                                17,500       14,000
Stock transfer fees                                       2,204        5,161
Administrative and Other                                  5,715          530
                                                     ----------   ----------
         TOTAL OPERATING EXPENSES                        33,244       32,213
                                                     ----------   ----------

LOSS BEFORE OTHER EXPENSE                               (33,244)     (32,213)
                                                     -----------  -----------

OTHER (EXPENSE)
Interest expense                                        (40,112)     (40,122)
                                                     -----------  -----------
         TOTAL OTHER EXPENSE                            (40,112)     (40,122)
                                                     -----------  -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES:             (73,356)     (72,335)
Provision for income taxes                                    -            -
                                                     ----------   ----------

NET LOSS APPLICABLE TO COMMON SHARES                 $  (73,356)  $  (72,335)
                                                     ===========  ===========

NET (LOSS) PER BASIC AND DILUTED SHARES
>From continuing operations                           $     (144)  $     (245)
                                                     -----------  -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                         509          295
                                                     ==========   ==========




         The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                       (FORMERLY VACATION OWNERSHIP, INC.)
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2004 AND 2003

                                                                                                             ADDITIONAL
                                                 PREFERRED STOCK          COMMON STOCK          PAID-IN    ACCUMULATED
                                            SHARES       AMOUNT         SHARES     AMOUNT       CAPITAL      DEFICIT        TOTAL
                                          ---------    ---------     ----------    -------     --------    ----------    ----------
BALANCE - MAY 31, 2002                    2,500,000    $   2,500        770,000    $   770     $ 56,303    $(680,297)    $(620,724)

Reclassification of shares to permanent
stockholders' (deficit)                           -          -       49,230,000     49,230       51,086            -       100,316

Net Loss                                          -          -                -          -            -      (72,335)      (72,335)
                                          ---------    ---------     ----------    -------     --------    ----------    ----------

BALANCE - MAY 31, 2003                    2,500,000    $   2,500     50,000,000    $50,000     $107,389    $(752,632)    $(592,743)

Reclassification of temporary shares to
permanent stockholders' (deficit)                 -            -     11,110,595     11,111       11,529            -        22,640

Conversion of liability to equity                 -            -             -           -       36,285            -        36,285

Reverse stock split 1:50 and change in par
values                                            -       (2,500)   (59,888,590)   (61,111)      63,611            -             -

Net Loss                                          -            -              -          -            -      (73,356)      (73,356)
                                          ---------    ---------     ----------    --------    --------    ----------    ----------

BALANCE - MAY 31, 2004                    2,500,000    $       -      1,222,005    $     -     $218,814    $(825,988)    $(607,174)
                                          =========    =========     ==========    ========    ========    ==========    ==========





         The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                       (FORMERLY VACATION OWNERSHIP, INC.)
                    STATEMENT OF CHANGES IN TEMPORARY EQUITY
                    FOR THE YEARS ENDED MAY 31, 2004 AND 2003

                                                                                                ADDITIONAL
                                             PREFERRED STOCK              COMMON STOCK            PAID-IN
                                            SHARES      AMOUNT        SHARES        AMOUNT        CAPITAL         TOTAL
                                           --------   ---------    ------------   ----------    ----------    ------------

BALANCE - MAY 31, 2002                            -   $       -     60,340,595    $  60,341      $ 62,615     $   122,956

Reclassification of shares to permanent
stockholders' (deficit)                           -           -    (49,230,000)     (49,230)      (51,086)       (100,316)

Net Loss                                          -           -              -            -             -               -
                                           --------   ---------    ------------   ----------    ----------    ------------

BALANCE - MAY 31, 2003                            -   $       -     11,110,595    $  11,111      $ 11,529     $    22,640

Reclassification of temporary shares to
permanent stockholders' (deficit)                 -           -    (11,110,595)     (11,111)      (11,529)        (22,640)

Conversion of liability to equity                 -           -              -            -             -               -
                                           --------   ---------    ------------   ----------    ----------    ------------

BALANCE - MAY 31, 2004                            -   $       -    $         -    $       -      $      -     $         -
                                           ========   =========    ============   ==========    ==========    ============









         The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2004 AND 2003

                                                             2004        2003
                                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $ (73,356)  $ (72,335)
                                                          ----------  ----------

Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase in accounts payable and accrued expenses            38,112       6,771
                                                          ---------   ---------
         Total adjustments                                   38,112       6,771
                                                          ---------   ---------

         Net cash (used in) operating activities            (35,244)    (65,564)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term notes payable and advances - Net    58,821      65,985
                                                          ---------   ---------
         Net cash provided by financing activities           58,821      65,985
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    23,577         421

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   645         224
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $  24,222   $     645
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Conversion of liability to equity                         $  36,285   $       -
                                                          =========   =========




         The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003



NOTE 1-  ORGANIZATION
         ------------

         Capital Solutions I, Inc., "CSI" (formerly Vacation Ownership Marketing, Inc.) (the "Company"), was incorporated in Delaware as Magnum Communications Corp in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. Coinciding with the name change, the Company changed its business to the of development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. From 1983 until August 29, 2001, the Company was not engaged in any business. The Company's charter was renewed on May 7, 2000. The Company changed names to its present name on May 10, 2004.

         On January 21, 2004, the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: re-election of directors; increase of its authorized common stock from 50 million to 1 billion shares; the ratification of the issuance of common stock; the ratification of the assignment of Encore Builders common stock; and the approval of the Amended and Restated Articles of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on January 22, 2004.

         As of May 10, 2004, a wholly-owned subsidiary of the Company, Capital Solutions I, Inc. ("Capital Solutions") merged with and into the Company, with the Company remaining as the surviving entity . As a result of the merger. the Company changed its name to "Capital Solutions I, Inc." Immediately following the merger, a 1:50 reverse stock split of the Company's common stock became effective. The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,005. Capital Solutions had no assets or liabilities. After the consummation of the merger, Capital Solutions ceased to exist. Additionally, pursuant to the merger, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company or its finances other than the amendment and restatement of the Company's Certificate of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on May 6, 2004.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements for 2004 and 2003 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


         Revenue and Cost Recognition
         ----------------------------

         The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

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

         Earnings (Loss) Per Share of Common Stock
         -----------------------------------------

         Historical net income (loss) per common share is computed using the weighted average number of CSI Common Stock outstanding. Diluted earnings per share (EPS) includes additional dilution from CSI Common Stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. CSI Common Stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         -----------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                      2004            2003
                                                 -------------   -------------
         Net loss                                $     (73,356)  $     (72,335)

         Weighted-average common shares
         Outstanding                                       509             295

         Weighted-average common stock
         Equivalents
           Stock options                                     -              -
           Warrants                                          -              -
                                                 -------------   -------------

         Weighted-average common shares
         Outstanding (Diluted)                             509             295
                                                 =============   =============

         There are no options and warrants outstanding to purchase stock at May 31, 2004 and 2003.


NOTE 3-  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------

         The following represents the Company's accounts payable and accrued expenses at May 31, 2004 and 2003:

                                                      2004            2003
                                                 -------------   -------------

         Professional fees                       $      52,742   $       38540
         Accrued interest on debentures                 89,931          66,021
                                                 $     142,673   $     104,561
                                                 =============   =============

NOTE 4-  CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at May 31, 2004 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

NOTE 5-  TEMPORARY EQUITY
         ----------------

         The Company had reflected on its condensed balance sheet a temporary equity account for the issuance of the Company's common stock issued above their prior authorized limit of 50,000,000 shares. The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that had been recorded in temporary equity as of May 31, 2002. As of May 31, 2002, all the shares issued in connection with the conversion of the debentures had been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of the debentures.

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

NOTE 6-  STOCKHOLDERS' DEFICIT
         ---------------------

         At May 31, 2004 and 2003, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001. The 2003 amounts have been retroactively restated.

         Preferred Stock
         ---------------

         On May 10, 2004, the Company increased its authorized shares of preferred stock to 200,000,000 from 10,000,000. The par value was decreased from $.001 to $.0000001 per share.

         Common Stock
         ------------

         On January 21, 2004, in lieu of an annual meeting of the stockholders the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares and the passing of time statutes, the Company transferred the 11,110,522 shares in temporary equity to permanent stockholders' equity. As of May 31, 2004, there are no amounts in temporary equity.

         On May 10, 2004, a 1:50 reverse stock split of the Company's common stock became effective. This stock split decreased the issued shares from 50,000,000 to 1,222,005. Additionally, the authorized shares of common stock increased from 1,000,000,000 to 20,000,000,000. The par value was decreased from $.001 to $.0000001 per share.

NOTE 7-  PROVISION FOR INCOME TAXES
         --------------------------

         The Company did not provide for income taxes in the years ended May 31, 2004 and 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         At May 31, 2004 and 2003, the deferred tax assets consists of the following:

                                                        2004          2003
                                                    -----------   -----------

         Deferred taxes due o net operating loss
         carryforwards                              $  289,000    $   269,000

         Less:  Valuation allowance                   (289,000)      (269,000)

         Net deferred tax asset                     $        -    $         -
                                                    ==========    ===========

NOTE 8-  SHORT-TERM NOTES PAYABLE AND ADVANCES
         -------------------------------------

         During the year ended May 31, 2004, the Company has received a total of $53,974 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. As of May 31, 2004 and 2003, the Company has accrued interest of $16,202 and $8,106 on these obligations (See Note 12).

NOTE 9-  GOING CONCERN
         -------------

         As shown in the accompanying consolidated financial statements the Company incurred net operating losses for the years ended May 31, 2004 and 2003. The Company has no revenues to support itself.

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

NOTE 12- RELATED PARTY TRANSACTIONS
         --------------------------

         As discussed in Note 8, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of May 31, 2004, the Company has outstanding amounts due its affiliates of $88,521. Of this amount $33,000 is due National Residential Properties, Inc., $54,221 is due Prime Rate Investors, Inc., and $24,700 is due Genesis Capital Corporation of Nevada. In addition, the Company is due from Newscreen Broadcasting, Inc. (an affiliated company) $23,400.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company. The Company's Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the company believes that, given its size, an extensive disclosure controls and procedures system is not necessary

         Changes in Internal Control Over Financial Reporting

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's board of directors currently consists of two persons. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to the Company by such directors. Except as indicated, the directors have had the same principal occupation for the last five years. The Company has no standing audit committee. Because the Company has no standing audit committee it does not have an audit committee financial expert serving on the audit committee.



Name                   Age      Present Principal Occupation or Employment
----                   ---      ------------------------------------------

Christopher Astrom      32      Christopher Astrom has been a director of the
                                Company since August 2001. Christopher Astrom is currently a director and has served as Vice
                                President of National Residential Properties,
                                Inc., since June 1995, is currently a director and has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since
                                September 2001 and is currently a director and has served as President of Prime Rate Investors, Inc. since September 2002.

Name                   Age      Present Principal Occupation or Employment
----                   ---      ------------------------------------------

Richard Astrom          57      Richard Astrom has been a director of the
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

Executive Officers

         The following individuals were serving as executive officers of the Company on August [ ], 2004:

Name                   Age      Present Principal Occupation or Employment
----                   ---      ------------------------------------------

Christopher Astrom      32      President, Chief Executive Officer and Chief
                                Financial Officer

Richard Astrom          57      Secretary

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

     Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and ten percent beneficial owners to file reports of ownership and changes in ownership of their equity securities of the Company with the SEC and to furnish the Company with copies of such reports. Based solely upon its review of the copies of such reports received by it, the Company believes that, during the fiscal year ended 2004, all directors, executive officers and ten percent beneficial owners complied with such filing requirements.

     Code of Ethics

         The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's two directors, Richard and Christopher Astrom, have chosen not to adopt such a code of ethics because they are also the Company's principal executive officer and principal financial officer, and also the Company's only two employees.

ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                                      SALARY     BONUS           AWARDS:
                                          ANNUAL         SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR     COMPENSATION(1)            OPTIONS

Christopher Astrom, Chief    2004        $0         $0             $0
Executive Officer and        2003       -- (5)     --             --
Chief Financial Officer(2)   2002   $25,000(4)     --             --

Richard Astrom, Secretary(3) 2004        $0         $0             $0
                             2003       -- (5)     --             --
                             2002       --         --             --
-------------
(1) In accordance with the rules of the SEC, compensation in the form of perquisites and other personal benefits has been omitted for the Company's named executive officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each named executive officer.

(2)    Christopher Astrom joined the Company in August 2001.

(3)    Richard Astrom joined the Company in August 2001.

(4) On November 5, 2001, the Company issued 2.5 million shares of its Series A Preferred Stock to Christopher Astrom as compensation for employment. Each share of the Series A Preferred Stock is convertible at any time, from time to time, into 100 shares of common stock. The Company has determined the fair market value of the 2.5 million shares of Series A Preferred Stock to be $25,000.

(5) The Company paid $8,689 to Richard and Christopher Astrom's counsel who assisted Richard and Christopher Astrom with securities matters which also benefited the Company.

         Directors currently do not receive a stated salary from the Company for their service as members of the board of directors.

     Employment and Separation Agreements

         The Company does not have any employment or separation agreements with either Christopher Astrom or Richard Astrom, the Company's only employees as of May 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of August 31, 2004 by:

         o each person known by the Company to beneficially own more than 5% of the outstanding common stock;

         o    each of the Company's named executive officers;

         o    each of the Company's directors; and

         o    all of the Company's executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty days of the original filing of this Form 10-KSB. Unless otherwise indicated, the address for those listed below is c/o Capital Solutions I, Inc., 6915 Red Road, Suite 222, Coral Gables, Florida 33143. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of September 13, 2004, but excludes shares of common stock underlying options held by any other person. The number of shares of common stock outstanding as of September 13, 2004 was 251,222,628. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

                                                                              NUMBER(1)          PERCENT
                                                                           ------------         ---------
NAME AND BENEFICIAL OWNER                                                     SHARES BENEFICIALLY OWNED
-------------------------------------------------------------------        ------------------------------
Christopher Astrom (2).............................................        105,005,550            40.98%
Richard Astrom (3).................................................        150,000,000            59.71%
All directors and executive officers as a group (2 persons)........        255,005,550            99.52%

------------
(1) On May 11, 2004, the Company effected a 1:50 reverse stock split (the "Stock Split"). The amount of securities beneficially owned being reported hereby reflects the Stock Split.

(2) Christopher Astrom serves as the Chief Executive Officer, Chief Financial Officer and a director of the Company. The number of shares set forth above includes (a) 277,492 shares of Common Stock and (b) 2.5 million shares of Preferred Stock which are immediately convertible into Common Stock at a ratio of 100 shares of Common Stock for one share of Preferred Stock.

(3)    Richard Astrom serves as the Secretary and a director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1 Amended and Restated Certificate of Incorporation of the Company (previously filed as Appendix A to Definitive Information Statement on Schedule 14C filed April 1, 2004).

3.2 Certificate of Amendment to Certificate of Incorporation of the Company

3.3 Bylaws of the Company (previously filed as Exhibit 3.2 to Form 10-KSB filed January 14, 2004).

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

31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification pursuant to 18 U.S.C. Section 1350.

     (B) Reports on Form 8-K.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit and Non-Audit Fees

     Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended May 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                          Fiscal Year Ending         Fiscal Year Ending
                             May 31, 2004               May 31, 2003

Audit Fees                       $7,000                     $7,000

Audit-Related Fees              $10,500                     $6,000

Tax Fees                             $0                     $1,000

All Other Fees                       $0                         $0
                              ----------                  ----------

Total                           $17,500                    $14,000



         Audit Fees for the fiscal years ended May 31, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees as of the fiscal years ended May 31, 2004 and 2003 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees as of the fiscal years ended May 31, 2004 and 2003 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended May 31, 2004 and 2003.

         As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL SOLUTIONS I, INC.

                                   /s/ CHRISTOPHER ASTROM
                                   -------------------------
                                   By:  Christopher Astrom
                                   CHIEF EXECUTIVE OFFICER
                                   CHIEF FINANCIAL OFFICER
                                   Date:  September 14, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                   /s/ CHRISTOPHER ASTROM
                                   By:  Christopher Astrom
                                   Director
                                   Date:  September 14, 2004


                                   /s/ RICHARD ASTROM
                                   -------------------------
                                   By:  Richard Astrom
                                   Director
                                   Date:  September 14, 2004