Form 10QSB
period 2004-08-31
CAPITAL SOLUTIONS I, INC.
filed 2004-10-15
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

     |X |QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 --------------

                                     0-9879
                            (COMMISSION FILE NUMBER)

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 --------------

                            CAPITAL SOLUTIONS I, INC.

             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                              13-2648442
(State or Other Jurisdiction                                 (I.R.S. Employer
      of Incorporation)                                   Identification Number)

                            6915 RED ROAD, SUITE #222
                           CORAL GABLES, FLORIDA 33143
                                 (305) 666-6565

               (Address, including zip code, and telephone number,
                  of registrant's principal executive offices)

                       Vacation Ownership Marketing, Inc.
              (Former Name, former address and former fiscal year,
                          if changed since last report)

                                 --------------

         Check whether the Registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As of October 13, 2004, there were 289,222,628 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

         Transitional Small Business Disclosure Format  Yes |_|  No |X|

                            CAPITAL SOLUTIONS I, INC.
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

                                TABLE OF CONTENTS




PART I FINANCIAL INFORMATION...................................................2

     ITEM 1.  FINANCIAL STATEMENTS.............................................2

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......14

     ITEM 3.  CONTROLS AND PROCEDURES.........................................24

PART II OTHER INFORMATION.....................................................25

     ITEM 1.  LEGAL PROCEEDINGS...............................................25

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....25

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................25

     ITEM 5.  OTHER INFORMATION...............................................25

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................27

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2004



                                     ASSETS
CURRENT ASSETS                                                         2004
                                                                  --------------

  Cash and cash equivalents                                       $         858
                                                                  --------------

TOTAL ASSETS                                                      $         858
                                                                  ==============


LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $     145,677
  Debentures payable                                                    400,202
  Short-term notes payable and advances - net                            75,116
                                                                  --------------

                  TOTAL LIABILITIES                                     620,995
                                                                  ==============

TEMPORARY EQUITY                                                             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0000001 par value, 200,000,000 shares
       authorized, 50,000 issued and outstanding                             -
   Common stock, $.0000001 par value, 20,000,000,000 shares
       authorized and 251,222,628 shares issued and outstanding              -
   Additional paid-in capital                                           223,814
   Accumulated deficit                                                 (843,951)
                                                                  --------------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (620,137)
                                                                  --------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
     STOCKHOLDERS' EQUITY (DEFICIT)                               $         858
                                                                  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003


                                                                      THREE MONTHS ENDED
                                                         ----------------------------------------------
                                                             AUGUST 31, 2004        AUGUST 31, 2003
                                                         ----------------------  ----------------------
REVENUES                                                     $          -            $          -

COST OF REVENUES                                                        -                       -
                                                         ----------------------  ----------------------

GROSS PROFIT                                                            -                       -
                                                         ----------------------  ----------------------

OPERATING EXPENSES
   Professional fees                                                  5,000                     180
   Accounting and audit fees                                            -                     3,500
   Stock transfer fees                                                2,979                     150
   Administrative and Other                                           1,980                      37
                                                         ----------------------  ----------------------
              TOTAL OPERATING EXPENSES                                9,959                   3,867
                                                         ----------------------  ----------------------

LOSS BEFORE OTHER EXPENSE                                            (9,959)                 (3,867)
                                                         ----------------------  ----------------------

OTHER (EXPENSE)
   Interest expense                                                  (8,004)                 (8,004)
                                                         ----------------------  ----------------------
              TOTAL OTHER EXPENSES                                   (8,004)                 (8,004)
                                                         ----------------------  ----------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES:                         (17,963)                (11,871)
Provision for income taxes                                                -                     -
                                                         ----------------------  ----------------------

NET LOSS APPLICABLE TO COMMON SHARES                         $      (17,963)         $      (11,871)
                                                         ======================  ======================

NET LOSS PER BASIC AND DILUTED SHARES                        $          -            $       (0.012)
                                                         ======================  ======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             22,056,461               1,000,000
                                                         ----------------------  ----------------------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
  STATEMENT OF CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003




                                             PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                          ---------------------   -------------------------    PAID-IN     ACCUMULATED
                                            SHARES     AMOUNT         SHARES      AMOUNT       CAPITAL       DEFICIT        TOTAL
                                          ---------- ----------   -------------  ----------   -----------  -----------   -----------
BALANCE - MAY 31, 2003                    2,500,000   $  2,500      50,000,000    $ 50,000     $ 107,389   $ (752,632)   $ (592,743)

   Net loss for the three months ended
    August 31, 2003                             -            -               -           -             -      (11,871)      (11,871)
                                          ---------- ----------   -------------  ----------   -----------  -----------   -----------
BALANCE - AUGUST 31, 2003                 2,500,000   $  2,500      50,000,000    $ 50,000     $ 107,389   $ (764,503)   $ (604,614)
                                          ========== ==========   =============  ==========   ===========  ===========   ===========

BALANCE - MAY 31, 2004                       50,000   $      -       1,222,628    $      -     $ 218,814   $ (825,988)   $ (607,174)

   Issuance of common stock - officers          -            -     250,000,000           -     $   5,000            -    $    5,000
   Net loss for the three months ended
    August 31, 2004                             -            -               -           -             -      (17,963)      (17,963)
                                          ---------- ----------   -------------  ----------   -----------  -----------   -----------
BALANCE - AUGUST 31, 2004                    50,000   $      -     251,222,628    $      -     $ 223,814   $ (843,951)   $ (620,137)
                                          ---------- ----------   -------------  ----------   -----------  -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
   STATEMENT OF CONDENSED CONSOLIDATED CHANGES IN TEMPORARY EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003




                                             PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                          ---------------------   -------------------------    PAID-IN
                                            SHARES     AMOUNT         SHARES      AMOUNT       CAPITAL         TOTAL
                                          ---------- ----------   -------------  ----------   -----------   -----------
BALANCE - MAY 31, 2003                          -    $       -      11,110,595   $  11,111    $   11,529    $   22,640

   Activity                                     -            -             -           -             -             -
                                          ---------- ----------   -------------  ----------   -----------   -----------

BALANCE - AUGUST 31, 2003                       -    $       -      11,110,595   $  11,111    $   11,529    $   22,640
                                          ========== ==========   =============  ==========   ===========   ===========

BALANCE - MAY 31, 2004                          -    $       -             -     $     -      $      -      $      -

   Activity                                     -            -             -           -             -             -
                                          ---------- ----------   -------------  ----------   -----------   -----------

BALANCE - AUGUST 31, 2004                       -    $       -                   $     -      $      -      $      -
                                          ========== ==========   =============  ==========   ===========   ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003


                                                                         2004                 2003
                                                                   ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                           $    (17,963)     $    (11,871)
                                                                   ------------------ -------------------

ADJUSTABLE TO RECONCILE NET LOSS TO NET CASH
   (USED IN) OPERATING ACTIVITIES:
   Issuance of common stock - fees                                           5,000
CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                         3,004             11,504
                                                                   ------------------ -------------------
                TOTAL ADJUSTMENTS                                            8,004             11,504
                                                                   ------------------ -------------------

                NET CASH (USED IN) OPERATING ACTIVITIES                     (9,959)              (367)
                                                                   ------------------ -------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from short-term notes payable and advanced-net                 (13,405)               (50)
                                                                   ------------------ -------------------

                      NET CASH (USED IN) FINANCING ACTIVITIES              (13,405)               (50)
                                                                   ------------------ -------------------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (23,364)              (417)
                                                                   ------------------ -------------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             24,222                645
                                                                   ------------------ -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $        858       $        228
                                                                   ================== ===================

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITY
   Issuance of common stock for fees                                  $      5,000       $          -
                                                                   ================== ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            AUGUST 31, 2004 AND 2003


NOTE 1 - ORGANIZATION
         ------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the May 31, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity, and cash flows for the periods presented.

         The Company was incorporated in Delaware as Magnum Communications Corp in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. From 1984 until August 29, 2001, the Company was not engaged in any business. The Company's charter was renewed on May 7, 2000. The Company changed names to its present name on May 10, 2004.

         On January 21, 2004, the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: re-election of directors; the Company increased its authorized common stock from 50,000,000 to 1,000,000,000 shares; the ratification of the issuance of common stock; the ratification of the assignment of Encore Builders common stock; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restated Certificate of Incorporation was filed with the Secretary of State on January 22, 2004.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                            AUGUST 31, 2004 AND 2003

NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

         As of May 10, 2004, a wholly-owned subsidiary of the Company, Capital Solutions I, Inc. ("Capital Solutions") was merged with and into the Company with the Company remaining as the surviving entity. As a result of the merger, the Company changed its name to "Capital Solutions I, Inc.". Immediately following the merger, a 1:50 reverse stock split of the Company's common stock became effective. The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,628. Capital Solutions had no assets or liabilities. After the consummation of the merger, Capital Solutions. ceased to exist. Additionally, pursuant to the merger, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company or its finances other than the amendment and restatement of the Company's Certificate of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on May 6, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements for 2004 and 2003 include the accounts of the Company and all its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                            AUGUST 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

         The Company had no revenues for the three months ended August 31, 2004 and 2003.

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

         STOCK-BASED COMPENSATION
         ------------------------

         The Company has elected to follow ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value," which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility. There was no compensation for this Company cash or stock for these periods.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                            AUGUST 31, 2004 AND 2003


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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                          August 31,            August 31,
                                             2004                  2003
                                      -------------------    ------------------
Net loss                                        $ 17,963             $ (11,871)

Weighted-average common shares
Outstanding (Basic)                           22,056,461             1,000,000

Weighted-average common stock
Equivalents
     Stock options                                     -                     -
     Warrants                                          -                     -
                                      -------------------    ------------------

Weighted-average common shares
Outstanding (Diluted)                         22,056,461             1,000,000
                                      ===================    ==================



         There are no options and warrants outstanding to purchase stock at August 31, 2004 and 2003.

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at August 31, 2004 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                            AUGUST 31, 2004 AND 2003

NOTE 4 - TEMPORARY EQUITY
         ----------------

         The Company had at August 31, 2003 reflected on its condensed consolidated balance sheet a temporary equity account for those securities issued that may not have been in compliance with the registration provisions of Section 5 and for the issuance of the Company's common stock issued above their authorized limit as of August 31, 2003. All related amounts that were previously included in the Company's common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section had been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

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

         During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). As of August 31, 2004 there was $-0- in temporary equity.

         On January 21, 2004, in lieu of an annual meeting of the stockholders the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares, the Company transferred the 11,110,595 shares in temporary equity to permanent stockholders' equity. As of August 31, 2004, there are no amounts in temporary equity.

NOTE 5 - STOCKHOLDERS' DEFICIT
         ---------------------

         At August 31, 2004 and 2003, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001. The 2003 amounts have been retroactively restated.

         PREFERRED STOCK
         ---------------

         On May 10, 2004, the Company increased its authorized shares to 200,000,000 from 10,000,000. The par value was decreased from $.001 to $.0000001 per share.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                            AUGUST 31, 2004 AND 2003

NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)
         ---------------------------------

         COMMON STOCK
         ------------

         On January 21, 2004, in lieu of an annual meeting of the stockholders, the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares and the passing of time statutes, the Company transferred the 11,110,522 shares in temporary equity to permanent stockholders' equity. As of August 31, 2004, there are no amounts in temporary equity.

         The Company issued 250,000,000 shares of its common stock to its officers on August 23, 2004. The Company has independently valued those shares at $5,000.

         On May 10, 2004, a 1:50 reverse stock split of the Company's common stock became effective. This stock split decreased the issued shares from 50,000,000 to 1,222,628. Additionally, the authorized shares of common stock increased from 1,000,000,000 to 20,000,000,000. The par value was decreased from $.001 to $.0000001 per share.

NOTE 6 - GOING CONCERN
         -------------

         As shown in the accompanying condensed financial statements the Company incurred net operating losses for the three months ended August 31, 2004 and 2003. The Company has no revenues to support itself.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 7 - LITIGATION
         ----------

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                            AUGUST 31, 2004 AND 2003

NOTE 8 - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of August 31, 2004, the Company has outstanding amounts due its affiliates of $75,116, net.

NOTE 9 - PROVISION FOR INCOME TAXES
         --------------------------

         The Company did not provide for income taxes in the three months ended August 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


         At August 31, 2004, the deferred tax assets consists of the following:

                                                                  2004
                                                            ------------------

         Deferred taxes due to net operating loss
             carryforwards                                          $ 251,685

         Less: Valuation allowance                                   (251,685)
                                                            ------------------

         Net deferred tax asset                                           $ -
                                                            ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

         From 1983 until August 29, 2001, Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "COMPANY"), a Delaware corporation, was not engaged in any business. In August 2001, the Company underwent several changes:

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

         o The Company's ability to rely on exemptions from the registration requirements of Section 5 relating to the issuance, exchange and conversion of the debentures has been called into question. It appears the Company may have violated
                  Section 5. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. The risk of possible rescission compelled the Company to record all possible claims within one year from the date of previous reports as temporary equity, rather than permanent equity. Three years have passed from the initial placement and conversion of the VAOM Debentures. All shares of the Company's common stock were sold by holders of the VAOM Debentures following conversion. This occurred during the period beginning on October 4, 2001 and ending on December 19, 2001. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of the Company's common stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity as the Company currently has no revenues. As such, the Company could not afford to offer rescission.

         o On November 5, 2001, the Company designated 2.5 million shares of its preferred stock as Series A Preferred Stock and issued them to Christopher Astrom, an officer, director and principal stockholder of the Company. Each share of the Series A Preferred Stock is convertible into one hundred (100) shares of the Company's common stock and has a vote equivalent to one share of the Company's common stock. However, because the Company has issued shares of the Company's common stock in excess of the amount authorized, Christopher Astrom may not currently convert the Series A Preferred Stock held by him into the Company's common stock.

         o On December 17, 2001, the Company, the holders of the VAOM Debentures and Sroya Holdings Company, Inc. ("SROYA HOLDINGS"), as escrow agent, entered into an escrow agreement whereby the Company agreed to deposit 100 million shares of the Company's common stock with Sroya Holdings for issuance upon conversion of the VAOM Debentures. The escrow agreement provides that if the Company does not have a sufficient number of shares of the Company's common stock to meet the requirement of 100 million shares, it must deposit with Sroya Holdings the number of shares of the Company's common stock authorized but unissued, and upon authorization of a sufficient additional number of shares, deposit additional shares with Sroya Holdings. Further, pursuant to the escrow agreement, notices of conversion of the VAOM Debentures must be simultaneously sent to the Company and to Sroya Holdings as shares issued upon conversion of the VAOM Debentures are released by Sroya Holdings. The escrow agreement calls for the deposit of "freely tradeable" securities into the escrow. At the time the Company entered into the escrow agreement, it believed it could rely on an exemption to Section 5 of the Securities Act to issue the Company's common stock to be used upon conversion of the VAOM Debentures. The Company currently believes that it will not be able to rely on an exemption to
                  Section 5 of the Securities Act and, as such, will not be able to deposit "freely tradeable" securities into the escrow. Choosing not to deposit "freely tradeable" securities into the escrow may constitute a breach under the terms of the VAOM Debentures. As of the date of this report, Sroya Holdings does not hold any shares of the Company's common stock. The Company does not plan to issue additional shares of the Company's common stock to Sroya Holdings. The Company and the holders of the VAOM Debentures agreed to indemnify Sroya Holdings, pursuant to the terms of the escrow agreement, for acts relating to the escrow of the Company's common stock.

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

         o On March 29 2004, the Company formed a wholly-owned subsidiary, Capital Solutions I, Inc. ("CAPITAL SOLUTIONS"). Subsequent to the filing and mailing of an information statement on Schedule 14C, the Company's majority stockholder approved the merger of Capital Solutions with and into the Company, as described in the information statement. Effective May 10, 2004, the Company's wholly-owned subsidiary, Capital Solutions, was merged with and into the Company, with the Company remaining as the surviving entity. In connection with the merger, the Company amended and restated its certificate of incorporation to be substantially identical to the certificate of incorporation of Capital Solutions then in effect. The certificate of designations relating to the Company's preferred stock remained unchanged and in full force and effect. As a result of the merger, the name of the Company was changed to "Capital Solutions I, Inc." Additionally, the number of shares of common stock the Company is authorized to issue was increased from 1 billion to 20 billion and the number of shares of preferred stock the Company is authorized to issue was increased from 10 million to 200 million. The additional 19 billion shares of common stock became part of the existing class of common stock and, if and when issued, will have the same rights, privileges and preferences as the shares of common stock presently issued outstanding and the additional 190 million shares of preferred stock became part of the existing class of preferred stock and, if and when issued, will have the same rights, privileges and preferences as the shares of common stock presently issued and outstanding. The par value of the shares of common stock and preferred stock the Company is authorized to issue was reduced from $0.001 per share to $0.0000001 per share.

         o Immediately following the effectiveness of the merger, a 1:50 reverse stock split became effective. Immediately before the reverse stock split there were 61,110,595 shares of common stock issued and outstanding. Immediately after the reverse stock split, there were 1,222,628 shares of common stock issued and outstanding.

         o On July 29, 2004, the Company entered into an Investors Relations Program (the "IR AGREEMENT") with Turner Hughes Corporation ("TURNER") pursuant to which Turner will provide certain investor relations services ("IR SERVICES") to the Company. Pursuant to the IR Agreement, and in consideration for the IR Services to be provided by Turner to the Company, the Company agreed to issue to Turner, a one time fee of 23 million newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends. The share numbers described above reflect the 1:50 reverse stock split effected by the Company on May 11, 2004.

         o On August 24, 2004, the Company issued 150 million and 100 million newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, to Richard Astrom and Christopher Astrom, respectively. The purpose of these issuances of restricted shares was to compensate Richard Astrom and Christopher Astrom for certain services rendered to the Company as officers and directors.

         o On August 26, 2004, in order to provide the Company with a source of equity financing, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP, a Delaware limited partnership ("CORNELL"). Pursuant to the terms of the SEDA, the Company has the right, upon the effectiveness of a registration statement with respect to the resale of the securities issued to Cornell under the SEDA, to receive advances of up to an aggregate amount of $6 million from Connell under an equity line of credit (the "EQUITY LINE OF CREDIT"), and to simultaneously issue shares of Company common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the common stock of the five trading days after the Company provides Cornell notice requesting such advance. A minimum of seven trading days must pass between each advance notice. Pursuant to the SEDA, the Company agreed to pay Cornell a cash fee equal to 4% of the amount of each advance and issue to Cornell, on the date of execution of the SEDA, newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, as a one time commitment fee. As part of this transaction, on August 26, 2004, the Company entered into an Escrow Agreement by and between the Company, Cornell and Butler Gonzalez LLP, (ii) a Registration Rights Agreement by and between the Company and Cornell and (iii) a Placement Agent Agreement by and between the Company, Cornell and Newbridge Securities Corporation. While the foregoing agreements are dated as of August 26, 2004, the Company and the other parties to such agreements did not actually exchange executed copies of such agreements until September 13, 2004.

         o The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations. The Company has had no material operating activity during its quarterly period ended August 31, 2004.

RECENT DEVELOPMENTS

         STANDBY EQUITY DISTRIBUTION AGREEMENT

         In order to provide the Company with a source of equity financing, the Company entered into the SEDA, dated August 26, 2004 with Cornell. Pursuant to the terms of the SEDA, the Company has the right, upon the effectiveness of a registration statement with respect to the resale of the securities issued to Cornell under the SEDA, to receive advances of up to an aggregate amount of $6 million from Connell under the Equity Line of Credit, and to simultaneously issue shares of common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the common stock of the five trading days after the Company provides Cornell notice requesting such advance. A minimum of seven trading days must pass between each advance notice. In connection with the Equity Line of Credit, the Company entered into the Escrow Agreement, the Registration Rights Agreement and the Placement Agent Agreement. While the foregoing agreements are dated as of August 26, 2004, the Company and the other parties to such agreements did not actually exchange executed copies of such agreements until September 13, 2004. As such, the Company did not consider these agreements to be effective until September 13, 2004.

         Under the SEDA, the Company is prohibited from issuing shares to Cornell which would cause Cornell to own in excess of 4.99% of the Company's then-outstanding shares of common stock. The Equity Line of Credit expires on the earlier to occur of the date on which Cornell shall have paid an aggregate of $6 million for the shares under the Equity Line of Credit and the date occurring 24 months after the effective date of the registration statement registering for resale the shares to be issued pursuant to the SEDA, provided, that Cornell's obligation to purchase shares under the SEDA may also terminate on the earlier of (1) the suspension of the effectiveness of such registration statement for an aggregate of 50 days or (2) the Company's failure to remedy a material breach of the SEDA within 30 days of receipt of notice of such breach. Pursuant to the SEDA, the Company agreed to pay Cornell a fee equal to 4% of the amount of each advance and issued to Cornell, September 17, 2004, 14.5 million restricted shares of common stock as a one time commitment fee.

         Pursuant to the Placement Agent agreement, the Company engaged Newbridge, a registered broker-dealer, to act as placement agent in connection with the Equity Line of Credit. As payment for its services, on September 17, 2004, the Company issued Newbridge 500,000 restricted shares of Company common stock, with respect to which Newbridge has "piggy-back" registration rights.

         Pursuant to the Registration Rights Agreement, the Company is required to use its reasonable best efforts to register the shares issued to Cornell under the SEDA. The Company will not be able to receive advances under the Equity Line of Credit until the registration statement has been declared effective.

         Pursuant to the Escrow Agent Agreement, the Company engaged the law firm of Butler Gonzalez LLP to act as escrow agent to hold shares of common stock to be purchased by Cornell in connection with each advance under the Equity Line of Credit. As partial payment for its services, the Company paid Butler Gonzalez LLP $15,000. The Company has also agreed to pay Butler Gonzalez LLP an escrow fee of $5,000 per advance under the Equity Line of Credit.

         INVESTOR RELATIONS PROGRAM

         In order to provide the Company with an opportunity for its management to present its vision for the Company's future and alert potential investors as to the Company's goals and business developments, the Company entered into the IR Agreement dated July 29, 2004 with Turner, pursuant to which Turner will provide IR Services to the Company. Pursuant to the IR Agreement, and in consideration for the IR Services to be provided by Turner to the Company, on September 17, 2004, the Company issued to Turner a one time fee of 23 million restricted shares of the Company's common stock.

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

         As the Company had purchased all the issued shares of Encore Builders Common Stock but had not purchased the balance of the authorized capital stock of Encore Builders, and in light of the dispute regarding construction delays on the construction project, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. It was anticipated that Braulio Gutierrez would assign to the Company his shares of the Company's common stock . The Company has fulfilled its obligations to Braulio Gutierrez, but Mr. Gutierrez has yet to deliver stock certificates representing his shares of the Company's common stock . The transfer agent has put a hold on this the Company's common stock until this matter is resolved. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to assign the Encore Builders Common Stock to Braulio Gutierrez. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources.

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

OFF-BALANCE SHEET TRANSACTIONS

         The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

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

         Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because actions by the holders of the Company's common stock received upon conversion of the VAOM Debentures are now likely barred by this statute of limitations, the Company has reclassified certain amounts from temporary equity to permanent stockholder equity. Three years have passed from the initial placement of the VAOM Debentures and the related conversions into the Company's common stock. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of the Company's common stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible enforcement action by the SEC.

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

         The Company May Be in Default Under the VAOM Debentures It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional the Company's common stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Although debentures matured on August 27, 2003, the Company also does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

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

         ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL VAOM COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of the Company's common stock, the market price could drop and the ability of investors to sell the Company's common stock could be diminished. Additionally, should the Company obtain the approval of its stockholders to increase the authorized shares of the Company's common stock, the holders of the VAOM Debentures will be able to convert the VAOM Debentures into common stock, thus further increasing the number of shares of the Company's common stock outstanding. The issuance of shares of the Company's common stock upon conversions of the VAOM Debentures may not only result in a substantial number of shares of the Company's common stock being available for resale in the public markets, but the resale of those shares may result in a substantial decrease in the per-share market price of the Company's common stock.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company. The Company's Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 24, 2004, (the "COMPANY") issued 150 million and 100 million restricted shares of the Company's common stock, $0.0000001 par value per share to Richard Astrom and Christopher Astrom, respectively. Among the purposes of the issuance was to compensate Richard and Christopher Astrom, both directors and officers of the Company since 2001, for the significant amount of time, effort and resources they have contributed to the Company with respect to, among other things, strategic developments of the Company's business model. Other than reimbursements for attorney fees, since the date of his employment and appointment to the board of directors of the Company, Richard Astrom has received no compensation from the Company for his contributions to the Company and Christopher Astrom has received compensation from the Company for his contributions to the Company only in the form of one grant of 2.5 million shares of the Company's preferred stock, which was determined to have a fair market value of $25,000 at the time of such grant. Other than the services provided to the Company by Richard and Christopher Astrom, no proceeds were derived by the Company as a result of these issuances. The Company relied on Section 4(2) of the Securities Act as an exemption from the registration requirements of Section 5 of the Securities Act, in that these issuances constitute transactions by the Company not involving any public offering. While the issuance described above occurred on August 24, 2004, the Company intended for it to occur on September 13, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See the discussion in Part I, Item 2 and "RISK FACTORS - Risks Related to Legal Uncertainties" regarding the Company's determination not to provide the Company's common stock to the VAOM Debenture holders upon conversion of the VAOM Debentures, which items are incorporated into this Item 3 by this reference.

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

         3.2 Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as Exhibit 3.2 to the Company's annual report on Form 10-KSB filed September 14,
                      2004).

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

         10.1 Standby Equity Distribution Agreement between the Company and Cornell Capital Partners, LP, dated August 26, 2004.

         10.2 Registration Rights Agreement between the Company and Cornell Capital Partners, LP, dated August 26, 2004.

         10.3 Placement Agent Agreement among the Company, Newbridge Securities Corporation and Cornell Capital Partners, LP, dated August 26, 2004.

         10.4 Escrow Agreement among the Company, and Cornell Capital Partners, LP and Butler Gonzalez LLP, dated August 26, 2004.

         10.5 Investor Relations Program between the Company and Turner Hughes Corporation dated July 29, 2004.

         31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1         Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed with the SEC during the quarter ended August 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.


                                                CAPITAL SOLUTIONS I, INC.

         Date:  October 15, 2004
                                                By: /s/ CHRISTOPHER ASTROM

                                                --------------------------------
                                                    Christopher Astrom
                                                    Chief Executive Officer
                                                    Chief Financial Officer