Form 10QSB
period 2004-11-30
CAPITAL SOLUTIONS I, INC.
filed 2005-01-19
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        --------------------------------

                                     0-9879
                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        --------------------------------

                            CAPITAL SOLUTIONS I, INC.

             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                      13-2648442
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
      of Incorporation)

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

                        --------------------------------

         Check  whether the  Registrant  (1) has filed all  reports  required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

         As  of  January  18,  2005,  there  were  289,222,628   shares  of  the
Registrant's Common Stock, $0.0000001 par value per share, outstanding.

         Transitional Small Business Disclosure Format   Yes |_|   No |X|

                            CAPITAL SOLUTIONS I, INC.

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION...................................................1

         ITEM 1. FINANCIAL STATEMENTS..........................................1

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION....................................................13

         ITEM 3. CONTROLS AND PROCEDURES......................................24

PART II OTHER INFORMATION.....................................................24

         ITEM 1. LEGAL PROCEEDINGS............................................24

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..25

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................25

         ITEM 5. OTHER INFORMATION............................................25

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................26







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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

                                      ASSET


CURRENT ASSET
     Cash and cash equivalents                                     $      230

TOTAL ASSET                                                        $      230
                                                                  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $  153,681
     Debentures payable                                               400,202
     Short-term notes and advances payable - net                       80,116
                                                                  -------------

                  TOTAL LIABILITIES                                   633,999
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.0000001 par value, 200,000,000
     shares authorized, 50,000 shares issued and outstanding
     Common  stock, $.0000001 par value, 20,000,000,000 shares
       authorized and 251,222,628 shares issued and outstanding            25
     Additional paid-in capital                                       268,789
     Accumulated deficit                                             (902,583)
                                                                  -------------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (633,769)
                                                                  -------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                $      230
                                                                  =============










   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                       SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                NOVEMBER 30,      NOVEMBER 30,       NOVEMBER 30,      NOVEMBER 30,
                                                    2004              2003               2004              2003
                                              ----------------  ----------------   ----------------  ----------------

OPERATING REVENUES
   Revenue                                     $            -    $            -     $            -    $            -

COST OF REVENUES                                            -                 -                  -                 -
                                              ----------------  ----------------   ----------------  ----------------

GROSS PROFIT                                                -                 -                  -                 -
                                              ----------------  ----------------   ----------------  ----------------

OPERATING EXPENSES
   Professional fees                                   50,000               180              5,000                 -
   Accounting and audit fees                            5,000             7,000                  -             3,500
   Equipment rental                                       793                 -                  -                 -
   Payroll expenses                                       758                 -                  -                 -
   Stock transfer fees                                  3,167               225                188                75
   Administrative and Other                               870                74                441                37
                                              ----------------  ----------------   ----------------  ----------------
       TOTAL OPERATING EXPENSES                        60,588             7,479              5,629             3,612

LOSS BEFORE OTHER (EXPENSE)                           (60,588)           (7,479)            (5,629)           (3,612)

OTHER (EXPENSE)
   Interest expense                                   (16,008)          (16,008)            (8,004)           (8,004)
                                              ----------------  ----------------   ----------------  ----------------
     TOTAL OTHER (EXPENSE)                            (16,008)          (16,008)            (8,004)           (8,004)
                                              ----------------  ----------------   ----------------  ----------------

NET LOSS BEFORE PROVISION
   FOR INCOME TAXES                            $      (76,596)   $      (23,487)    $      (13,633)   $      (11,616)
PROVISION FOR INCOME TAXES                                  -                 -                  -                 -
                                              ----------------  ----------------   ----------------  ----------------

NET LOSS APPLICABLE TO
   COMMON SHARES                               $      (76,596)   $      (23,487)    $      (13,633)   $      (11,616)
                                              ----------------  ----------------   ----------------  ----------------

NET LOSS PER BASIC AND
   DILUTED SHARES                              $      (0.0012)   $      (0.0235)    $      (0.0001)   $      (0.0116)
                                              ----------------  ----------------   ----------------  ----------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                    63,305,657         1,000,000        251,222,628         1,000,000
                                              ================  ================   ================  ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              (DEFICIT) (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                                                                        ADDITIONAL
                                                     PREFERRED STOCK           COMMON STOCK         PAID-IN   ACCUMULATED
                                                   SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL     DEFICIT      TOTAL
                                                 ----------- --------- ------------- ---------- ----------- ------------ -----------
BALANCE, MAY 31, 2003                             2,500,000   $ 2,500    50,000,000   $ 50,000   $ 107,389   $ (752,632)  $(592,743)

   Reclassification of short-term notes to equity         -         -             -          -      36,285            -      36,285

   Net loss for the six months ended
     November 30, 2003                                    -         -             -          -           -      (23,487)    (23,487)
                                                 ----------- --------- ------------- ---------- ----------- ------------ -----------
BALANCE, NOVEMBER 30, 2003                        2,500,000   $ 2,500    50,000,000   $ 50,000   $ 143,674   $ (776,119)  $(579,945)
                                                 =========== ========= ============= ========== =========== ============ ===========
BALANCE, MAY 31, 2004                                50,000   $     -     1,222,628          -     218,814     (825,987)   (607,173)

   Issuance of common stock - officers                    -         -   250,000,000         25      49,975            -      50,000

   Net loss for the six months ended
     November 30, 2004                                    -         -             -          -           -      (76,596)    (76,596)
                                                 ----------- --------- ------------- ---------- ----------- ------------ -----------
BALANCE, NOVEMBER 30, 2004                           50,000   $     -   251,222,628   $     25   $ 268,789   $ (902,583)  $(633,769)
                                                 =========== ========= ============= ========== =========== ============ ===========
























   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                                                          ADDITIONAL
                                         PREFERRED STOCK            COMMON STOCK           PAID-IN
                                       SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL       TOTAL
                                    ------------ ------------ ------------ ------------ ------------- -----------
BALANCE, MAY 31, 2003                        -    $       -    11,110,595   $   11,111   $    11,529   $  22,640

   Activity                                  -            -            -            -             -           -
                                    ------------ ------------ ------------ ------------ ------------- -----------
BALANCE, NOVEMBER 30, 2003                   -    $       -    11,110,595   $   11,111   $    11,529   $  22,640
                                    ============ ============ ============ ============ ============= ===========
BALANCE, MAY 31, 2004                        -    $       -            -    $       -    $        -    $      -

   Activity                                  -            -            -            -             -           -
                                    ------------ ------------ ------------ ------------ ------------- -----------
BALANCE, NOVEMBER 30, 2004                   -    $       -            -    $       -    $        -    $      -
                                    ------------ ------------ ------------ ------------ ------------- -----------































   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003


                                                                                           2004             2003
                                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                    $  (76,596)      $  (23,487)
   Net loss

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Issuance of common stock - officers                                                      50,000               -

CHANGES IN ASSETS AND LIABILITIES:
   Increase in accounts payable and accrued expenses                                        11,008           23,008
                                                                                       ------------     ------------
         TOTAL ADJUSTMENTS                                                                  61,008           23,008
                                                                                       ------------     ------------

         NET CASH USED IN OPERATING ACTIVITIES                                             (15,588)            (479)
                                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) from short-term notes payable and advances - net                     (8,404)             450
                                                                                       ------------     ------------

         NET CASH USED IN FINANCING ACTIVITIES                                              (8,404)             450
                                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (23,992)             (29)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             24,222              645
                                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $      230       $      616
                                                                                       ------------     ------------


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

   SHORT-TERM NOTES CONVERTED INTO EQUITY                                               $       -        $   36,285
                                                                                       ============     ============

   ISSUANCE OF COMMON STOCK - OFFICERS                                                  $   50,000       $       -
                                                                                       ============     ============






   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           NOVEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION

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

         The Company is incorporated in Delaware as Magnum Communications Corp. in 1969 and changed its name to Vacation Ownership Marketing, Inc., in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums, which it continued until 1983. During that year, the Company experienced financial difficulties and encountered adverse litigation. From 1984 until August 29, 2001, the Company was not engaged in any business. The Company's charter was renewed on May 7, 2000. The Company changed names to its present name on May 10, 2004.

         On January 21, 2004, the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: re-election of directors; the Company increased it authorized common stock from 50,000,000 to 1,000,000,000 shares; the ratification of the issuance of common stock; the ratification of the assignment of Encore Builders common stock; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restated Certificate of Incorporation was filed with the Secretary of State on January 22, 2004.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                           NOVEMBER 30, 2004 AND 2003

         As of May 10, 2004, a wholly owned subsidiary of the Company, Capital Solutions I, Inc. ("CAPITAL SOLUTIONS") was merged with and into the Company with the Company remaining as the surviving entity. As a result of the merger, the Company changed its name to "Capital Solutions I, Inc.". Immediately following the merger, a 1:50 reverse stock split of the Company's common stock became effective. The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,628. Capital Solutions had no assets or liabilities. After the consummation of the merger, Capital Solutions ceased to exist. Additionally, pursuant to the merger, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company or its finances other than the amended and restatement of the Company's Certificate of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on May 6, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION
         ---------------------------

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                           NOVEMBER 30, 2004 AND 2003

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

         The Company had no revenues for the six months ended November 30, 2004 and 2003.

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                           NOVEMBER 30, 2004 AND 2003

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

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         -----------------------------------------

         Historical net income (loss) per common share is computed using the weighted average number of common stock outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common Stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:


                                           NOVEMBER 30,          NOVEMBER 30,
                                               2004                 2003
                                        ------------------    ------------------
Net loss                                  $       (76,596)      $       (23,487)

Weighted-average common shares                 63,305,657             1,000,000
Outstanding (Basic)

Weighted-average common stock
Equivalents
   Stock options                                        -                     -
   Warrants                                             -                     -

Weighted-average common shares
Outstanding (Diluted)                          63,305,657             1,000,000
                                        ==================    ==================

         There are no options and warrants outstanding to purchase stock at November 30, 2004 and 2003.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                           NOVEMBER 30, 2004 AND 2003

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

         The Company has outstanding convertible debentures at November 30, 2004 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note
         1).

NOTE 4 - TEMPORARY EQUITY

         The Company had at August 31, 2003 reflected on its condensed consolidated balance sheet a temporary equity account for those securities issued that may not have been in compliance with the registration provisions of Section 5 and for the issuance of the Company's common stock issued above the Company's authorized limit as of August 31, 2003. All related amounts that were previously included in the Company's common stock and additional paid-in capital of the permanent stockholders' equity (deficit) section had been reclassified to temporary equity as their redemption may not be solely within the control of the issuer.

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

         During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended, were reclassified back to permanent stockholders' equity (deficit). As of November 30, 2004 there was no amount in temporary equity.

         On January 21, 2004, in lieu of an annual meeting of the stockholders, the Company majority stockholders approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing authorized shares, the Company transferred the 11,110,595 shares in temporary equity to permanent stockholders' equity. As of November 30, 2004, there are no amounts in temporary equity.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                           NOVEMBER 30, 2004 AND 2003

NOTE 5 - STOCKHOLDERS' DEFICIT

         At November 30, 2004 and 2003, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001.

         PREFERRED STOCK
         ---------------

         On May 10, 2004, the Company increased its authorized shares to 200,000,000 from 10,000,000. The par value was decreased from $.001 to $.0000001 per share.

         COMMON STOCK
         ------------

         On January 21, 2004, in lieu of an annual meeting of the stockholders, the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. As a result, the Company transferred the 11,110,522 shares in temporary equity to permanent stockholders' equity. As of November 30, 2004, there are no shares held in temporary equity.

         The Company issued 250,000,000 shares of its common stock to its officers on August 23, 2004. The Company has independently valued those shares at $50,000.

         On May 10, 2004, a 1:50 reverse stock split of the Company's common stock became effective. This stock split decreased the issued shares from 50,000,000 to 1,222,628. Additionally, the authorized shares of common stock increased from 1,000,000,000 to 20,000,000,000. The par value of the Company's capital stock was decreased from $.001 to $.0000001 per share.

NOTE 6 - SHORT-TERM NOTES PAYABLE AND ADVANCES -NET

         During the period ended November 30, 2004, the Company had received a total of $80,116 either in the form of short-term promissory notes non-interest bearing at, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company.

NOTE 7 - GOING CONCERN

         As shown in the accompanying condensed financial statements the Company incurred net operating losses for the six months ended November 30, 2004 and 2003. The Company has no revenues to support itself.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                           NOVEMBER 30, 2004 AND 2003

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 8 - CONTINGENCY / UNCERTAINTIES

         At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach Counties in the State of Florida, persons holding judgments did not re-certify or re-file their judgments within the time limits as required by Florida statues. Management is not able to determine whether the above would have a material impact on its consolidated financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         As discussed in Note 6, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of November 30, 2004, the Company has outstanding amounts due its affiliates of $80,116.

         The Company issued 250,000,000 shares of its common stock to its officers on August 23, 2004. The Company has independently valued those shares at $50,000.

NOTE 10 - PROVISION FOR INCOME TAXES

         The Company did not provide for income taxes in the six months ended November 30, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in the future periods.

         At November 30, 2004, the deferred tax assets consist of the following:


                                                              2004
                                                        -----------------
       Deferred taxes due to net operating loss          $       270,275
            carryforwards

       Less:  Valuation allowance                               (270,275)
                                                        -----------------

                Net deferred tax asset                   $             -
                                                        -----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

     o From 1983 until August 29, 2001, Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "COMPANY"), a Delaware corporation, was not engaged in any business. In August 2001, the Company underwent several changes:

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

     o   On August 26,  2004,  in order to provide the Company  with a source of equity financing, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP, a Delaware limited partnership ("CORNELL"). Pursuant to the terms of the SEDA, the Company has the right, upon the effectiveness of a registration statement with respect to the resale of the securities issued to Cornell under the SEDA, to receive advances of up to an aggregate amount of $6 million from Connell under an equity line of credit (the "EQUITY LINE OF CREDIT"), and to simultaneously issue shares of Company common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the common stock of the five trading days after the Company provides Cornell notice requesting such advance. A minimum of seven trading days must pass between each advance notice. Pursuant to the SEDA, the Company agreed to pay Cornell a cash fee equal to 4% of the amount of each advance and issue to Cornell, on the date of execution of the SEDA, newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, as a one time commitment fee. As part of this transaction, on August 26, 2004, the Company entered into an Escrow Agreement by and between the Company, Cornell and Butler Gonzalez LLP, (ii) a Registration Rights Agreement by and between the Company and Cornell and (iii) a Placement Agent Agreement by and between the Company, Cornell and Newbridge Securities Corporation. While the foregoing agreements are dated as of August 26, 2004, the Company and the other parties to such agreements did not actually exchange executed copies of such agreements until September 13, 2004. Under the SEDA, the Company is prohibited from issuing shares to Cornell which would cause Cornell to own in excess of 4.99% of the Company's then-outstanding shares of common stock. The Company has neither filed a registration statement to register the resale of securities issued to Cornell pursuant to the Equity Line of Credit, nor has it issued any additional shares to Cornell pursuant to the SEDA.

     o The Company entered into an Investors Relations ("IR") Agreement dated July 29, 2004 with Turner, pursuant to which Turner will provide IR
         Services to the Company. Pursuant to the IR Agreement, and in consideration for the IR Services to be provided by Turner to the Company, on September 17, 2004, the Company issued to Turner a one time fee of 23 million restricted shares of the Company's common stock.

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

         On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, in the amount of $504,000, and Conquistador Plaza asserted a claim against Encore Builders for liquidated damages. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc.


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

         THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

         The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company may be in default under the VAOM Debentures. It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional the Company's common stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Although the debentures matured on August 27, 2003, the Company does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

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

         At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach counties in the State of Florida, the persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. The Company is not able to determine whether the above would have a material impact on its condensed consolidated financial statements. Reference is made to certain legal risks in "RISK FACTORS - Risks Related to Legal Uncertainties."

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

REGISTRATION OF SECURITIES

         The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, is seeking to merge with or acquire an unidentified target, and is issuing "penny stock." So long as the Company continues to be a blank check company, any registration statement filed by the Company will need to comply with Rule 419. Rule 419 requires, among other things, that the proceeds of the offering and the securities issued pursuant to the offering be placed in escrow for the benefit of the investors of the securities. The offering must be made pursuant to an initial registration statement that meets the disclosure requirements of Rule 419, and the company must file and deliver to the investors a post-effective amendment upon execution of any agreement for the acquisition of one or more businesses or assets that will constitute the company's business. The investors must confirm their investments within prescribed time limits following the filing of the post-effective amendment, and the acquisition will be consummated only if the company is in receipt of confirmations from a sufficient number of investors to permit consummation (which must occur not more than 18 months following the effective date of the initial registration statement). However, any investor that does not confirm an investment is entitled to return of escrowed funds.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

             EXHIBIT
             NUMBER        DESCRIPTION
            ------------  ------------------------------------------------------
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

              31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1         Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

         A current report on Form 8-K was filed with the SEC on September 17, 2004, reporting (i) the entry into the SEDA and the documents ancillary thereto and (ii) the issuance by the Company to Richard and Christopher Astrom of shares of the Company's common stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.



                                                CAPITAL SOLUTIONS I, INC.

Date:  January 19, 2005

                                                By: /s/ CHRISTOPHER ASTROM
                                                   -----------------------------
                                                     Christopher Astrom
                                                     Chief Executive Officer
                                                     Chief Financial Officer