Form 10QSB
period 2005-02-28
CAPITAL SOLUTIONS I, INC.
filed 2005-04-20
CIK 61500

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

                        --------------------------------

                                     0-9879
                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

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

                       Vacation Ownership Marketing, Inc.

   (Former Name, former address and former fiscal year, if changed since last report)
                        --------------------------------
         Check whether the Registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of April 13, 2005, there were 289,222,628 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes |_|   No |X|

                            CAPITAL SOLUTIONS I, INC.

                FOR THE QUARTERLY PERIOD ENDED February 29, 2005

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION................................................  3

         ITEM 1. FINANCIAL STATEMENTS........................................ 3

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION...................................................20

         ITEM 3. CONTROLS AND PROCEDURES.....................................26

PART II OTHER INFORMATION....................................................27

         ITEM 1. LEGAL PROCEEDINGS...........................................27

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................27

         ITEM 5. OTHER INFORMATION...........................................27

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................28







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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS






                           CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
                              AND FEBRUARY 29, 2004

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
                              AND FEBRUARY 29, 2004

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                           PAGE

     Condensed Consolidated Balance Sheet as of February 28, 2005
        - (Unaudited)                                                         5

     Condensed Consolidated Statements of Operations for the Nine and
       Three Months Ended February 28, 2005 and February 29, 2004             6

     Condensed Consolidated Statement of Changes in Stockholders' Equity      7
       (Deficit) for the Nine Months Ended February 28, 2005 and
       February 29, 2004

     Condensed Consolidated Statements of Cash Flows for the Nine Months      8
       Ended February 28, 2005 and February 29, 2004

      Condensed Consolidated Statement of Changes in Temporary Equity         9
       for the Nine Months Ended February 28, 2005 and
       February 29, 2004

     Notes to Condensed Consolidated Financial Statements                 10-19

                            CAPITAL SOLUTIONS I, INC.
                      (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

    ASSET

                                                             2005
                                                             ------------
CURRENT ASSET
   Cash and cash equivalents                                        $ 41
                                                             ------------

TOTAL ASSET                                                         $ 41
                                                             ============


        LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS'
EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $ 161,685
   Debentures payable                                            400,202
   Short-term notes and advances payable                          80,116
                                                             ------------

               TOTAL LIABILITIES                                 642,003
                                                             ------------

TEMPORARY EQUITY                                                       -
                                                             ------------

 STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.0000001 par value, 200,000,000
   shares authorized, 50,000 shares issued and outstanding             -
   Common stock, $.0000001 par value, 20,000,000,000 shares
     authorized and 289,222,628 shares issued and outstanding         29
   Additional paid-in capital                                    276,385
   Accumulated deficit                                          (918,376)
                                                             ------------

               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (641,962)
                                                             ------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                  $ 41
                                                             ============

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE NINE MONTHS AND THREE MONTHS
                 ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                               FEBRUARY 28,   FEBRUARY 29,     FEBRUARY 28,   FEBRUARY 29,
                                                   2005           2004             2005          2004
                                               ------------   ------------     ------------   ------------
OPERATING REVENUES
  Revenue                                              $ -            $ -              $ -            $ -

COST OF REVENUES                                         -              -                -              -
                                               ------------   ------------     ------------   ------------

GROSS PROFIT                                             -              -                -              -
                                               ------------   ------------     ------------   ------------

OPERATING EXPENSES
   Professional fees                                50,000          7,615                -          7,435
   Accounting and audit fees                         5,000         10,500                -          3,500
   Equipment rental                                    793              -                -              -
   Payroll expenses                                    758              -                -              -
   Stock transfer fees                               3,317          1,110              150            885
   Administrative and Other                            909          1,444               39          1,371
   Investment expense                                7,600              -            7,600              -
                                               ------------   ------------     ------------   ------------
       TOTAL OPERATING EXPENSES                     68,377         20,669            7,789         13,191
                                               ------------   ------------     ------------   ------------

LOSS BEFORE OTHER (EXPENSE)                        (68,377)       (20,669)          (7,789)       (13,191)

OTHER (EXPENSE)
   Interest expense                                (24,012)       (24,012)          (8,004)        (8,004)
                                               ------------   ------------     ------------   ------------
       TOTAL OTHER (EXPENSE)                       (24,012)       (24,012)          (8,004)        (8,004)
                                               ------------   ------------     ------------   ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (92,389)       (44,681)         (15,793)       (21,195)
PROVISION FOR INCOME TAXES                               -              -                -              -
                                               ------------   ------------     ------------   ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (92,389)     $ (44,681)       $ (15,793)     $ (21,195)
                                               ============   ============     ============   ============

NET LOSS PER BASIC AND DILUTED SHARES           $ (0.00049)    $ (0.00073)      $ (0.00005)    $ (0.00035)
                                               ============   ============     ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                         186,827,024     61,110,595      289,222,628     61,110,595
                                               ============   ============     ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                                     ADDITIONAL
                                          PREFERRED STOCK          COMMON STOCK       PAID-IN     ACCUMULATED
                                          SHARES    AMOUNT      SHARES      AMOUNT    CAPITAL       DEFICIT       TOTAL
                                        ---------  -------   -----------  --------  -----------   ----------   -----------

BALANCE, MAY 31, 2003                   2,500,000  $ 2,500    50,000,000  $ 50,000   $ 107,389    $(752,632)   $ (592,743)

  Reclassification of short-term
   notes to equity                              -        -             -         -      36,285            -        36,285

  Net loss for the nine months ended
    February 29, 2004                           -        -             -         -           -      (23,487)      (23,487)
                                        ---------  -------   -----------  --------  -----------   ----------   -----------

BALANCE, FEBRUARY 29, 2004              2,500,000  $ 2,500    50,000,000  $ 50,000   $ 143,674    $(776,119)   $ (579,945)
                                        =========  =======   ===========  ========  ===========   ==========   ===========

BALANCE, MAY 31, 2004                      50,000      $ -     1,222,628       $ -   $ 218,814    $(825,987)   $ (607,173)


  Issuance of common stock to officers          -        -   250,000,000        25      49,975            -        50,000

  Issuance of common stock to investors                       38,000,000         4       7,596                      7,600

  Net loss for the nine months ended
    February 28, 2005                           -        -             -         -           -      (92,389)      (92,389)
                                        ---------  -------   -----------  --------  -----------   ----------   -----------

BALANCE, FEBRUARY 28, 2005                 50,000      $ -   289,222,628      $ 29   $ 276,385    $(918,376)   $ (641,962)
                                        =========  =======   ===========  ========  ===========   ==========   ===========

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                                                      2005              2004
                                                                                 ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                            $ (92,389)       $ (44,681)
                                                                                 ----------------  ---------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Common stock issued to officers                                                      50,000                -
     Common stock issued to investors                                                      7,600

CHANGES IN ASSETS AND LIABILITIES:
     Increase in accounts payable and accrued expenses                                    19,013           34,512
                                                                                 ----------------  ---------------
             TOTAL ADJUSTMENTS                                                            76,613           34,512
                                                                                 ----------------  ---------------

             NET CASH (USED IN) OPERATING ACTIVITIES                                     (15,776)         (10,169)
                                                                                 ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from short-term notes payable and advances                                (8,405)          10,950
                                                                                 ----------------  ---------------

             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (8,405)          10,950
                                                                                 ----------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (24,181)             781

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           24,222              645
                                                                                 ----------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $ 41          $ 1,426
                                                                                 ================  ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

    Short-term notes converted to equity                                                     $ -         $ 36,285
                                                                                 ================  ===============

    Common stock issued to officers                                                     $ 50,000              $ -
                                                                                 ================  ===============

    Common stock issued to investors                                                     $ 7,600              $ -
                                                                                 ================  ===============

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                                     ADDITIONAL
                                         PREFERRED STOCK         COMMON STOCK         PAID-IN
                                         SHARES    AMOUNT      SHARES       AMOUNT    CAPITAL        TOTAL
                                       ---------  -------   ------------  ---------  -----------   -----------



BALANCE, MAY 31, 2003                         -      $ -     11,110,595   $ 11,111    $ 11,529      $ 22,640

Reclassification of shares to
permanent stockholders' equity
(deficit)                                     -             (11,110,595)   (11,111)    (11,529)     (22,640)
                                       ---------  -------   ------------  ---------  -----------   -----------

BALANCE, FEBRUARY 29, 2004                    -      $ -              -                $ -           $ -
                                       =========  =======   ============  =========  ===========   ===========


BALANCE, MAY 31, 2004                         -      $ -              -                $ -           $ -

     Activity                                 -        -              -                  -             -
                                       ---------  -------   ------------  ---------  -----------   -----------

BALANCE, FEBRUARY 28, 2005                    -      $ -              -                $ -           $ -
                                       =========  =======   ============  =========  ===========   ===========


                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
         NOTES TO CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS (UNAUDITED)
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


NOTE 1-  ORGANIZATION
         ------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared by Capital Solutions I, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2004 audited condensed consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit) and cash flows for the periods presented.

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 1-  ORGANIZATION (CONTINUED)
         ------------------------

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


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

                  PRINCIPALS OF CONSOLIDATION
                  ---------------------------

                  The condensed consolidated financial statements for 2005 and 2004 include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  REVENUE AND COST RECOGNITION
                  ----------------------------

                  The Company had no revenues for the nine months ended February 28, 2005 and February 29, 2004.

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

                  FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------

                  The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
                  -----------------------------------------------------

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                  FEBRUARY 28,    FEBRUARY 29,
                                                      2005            2004
                                                  ------------    ------------
                  Net loss                          $ (92,389)      $ (44,681)

                  Weighted-average common shares
                  Outstanding (Basic)             186,827,024      61,110,595

                  Weighted-average common stock
                  Equivalents
                       Stock options                        -               -
                       Warrants                             -               -
                                                  ------------    ------------

                  Weighted-average common shares
                  Outstanding (Diluted)           186,827,024      61,110,595
                                                  ============    ============



                  There are no options and warrants outstanding to purchase stock at February 28, 2005 and February 29, 2004.

NOTE 3-           CONVERTIBLE DEBENTURES PAYABLE
                  ------------------------------

                  The Company has outstanding convertible debentures at February 28, 2005 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2005. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. (See Note 1)

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 4-          TEMPORARY EQUITY
                 ----------------

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

                  The Company, during the fiscal year ended May 31, 2002, issued 60,340,595 common shares that had been recorded in temporary equity as of May 31, 2002. As of May 31, 2002, all the shares issued in connection with the conversion of debentures had been reclassified as temporary equity and all 60,340,595 shares reclassified as temporary equity were issued in connection with the conversion of the debentures. Of the common shares that have been recorded as temporary equity during fiscal year 2002, 11,110,595 common shares were issued in excess of the Company's authorized limit of 50 million. The Company had reclassified the corresponding amounts from permanent equity (deficit) accordingly as of May 31, 2002. As of May 31, 2003 and August 31, 2003, only these 11,110,595 common shares remain in temporary equity.

                  During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). As of November 30, 2004, there was no amount in temporary equity.

                  On January 21, 2004, the lieu of an annual meeting of the stockholders, the Company majority stockholders approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing authorized shares, the Company transferred the 11,110,595 shares in temporary equity to permanent stockholders' equity. As of February 28, 2005, there are no amounts in temporary equity.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)

NOTE 5-           STOCKHOLDERS' DEFICIT
                  ---------------------

                  At February 28, 2005 and February 29, 2004, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001.

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

                  The Company issued 38,000,000 shares of its common stock to investors during 2004. The Company has independently valued those shares at $7,600.

                  On May 10, 2004, a 1:50 reverse stock split of the Company's common stock became effective. This stock split decreased the issued shares from 50,000,000 to 1,222,628. Additionally, the authorized shares of common stock increased from 1,000,000,000 to 20,000,000,000. The par value was decreased from $.001 to $.0000001 per share.

                  On January 21, 2004, in lieu of an annual meeting of the stockholders, the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares and the passing of time statutes, the Company transferred the 11,110,522 shares in temporary equity to permanent stockholders' equity. As of February 28, 2005, there are no shares held in temporary equity.


NOTE 6-           SHORT-TERM NOTES PAYABLE AND ADVANCES - NET
                  -------------------------------------------

                  During the year ended February 28, 2005, the Company had received a total of $80,116 either in the form of short-term non-interest bearing promissory notes, cash advances from affiliated companies, or payments by affiliated companies for legal and professional fees.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 7-           GOING CONCERN
                  -------------

                  As shown in the accompanying condensed consolidated financial statements the Company incurred net operating losses for the nine months ended February 28, 2005 and February 29, 2004. The Company has no revenues to support itself.

                  In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


NOTE 8-           CONTINGENCY / UNCERTAINTIES
                  ---------------------------

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


NOTE 9-           RELATED PARTY TRANSACTIONS
                  --------------------------

                  As discussed in Note 6, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of February 28, 2005, the Company has outstanding amounts due its affiliates of $80,116.

                            CAPITAL SOLUTIONS I, INC.
                  (FORMERLY VACATION OWNERSHIP MARKETING, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (CONTINUED)


NOTE 10-          PROVISION FOR INCOME TAXES
                  --------------------------

                  The Company did not provide for income taxes in the nine months ended February 28, 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

                  At February 28, 2005, the deferred tax assets consists of the following:

                                                                        2005
                                                                     ----------
                        Deferred taxes due to net operating loss
                        carryforwards                                $ 321,432

                        Less:  Valuation allowance                    (321,432)
                                                                     ----------

                        Net deferred tax asset                       $       -
                                                                     ==========

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

The Company has had no operating business since on or about March 20, 2002. The Company intends to explore other business opportunities. There can be no assurance that the Company will be able to find any suitable business opportunity. Suitable business opportunities may include those presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). The Company will not restrict its search to any specific business, industry, or geographic location and the Company may participate in a business venture of virtually any kind or nature. Although the Company has and continues to engage in discussions with potential acquisition candidates, it has not reached any agreements as to an acquisition.

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

The Company has no current operations.

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


In September 2001 the Company re-issued debentures to certain accredited investors evidenced which had previously been issued to the Company's predecessor. The debt is evidenced by 8% Series A $1,000,000 Senior Subordinated Convertible Redeemable Debentures ("VAOM Debentures"). The Company may be in default under the VAOM Debentures. It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional shares of the Company's common stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures. Although the debentures matured on August 27, 2003, the Company does not plan to pay principal or interest owed thereunder until the Company can obtain additional funding through the sale of its equity securities. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

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

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL VAOM COMMON STOCK

The Company's common stock currently trades on the OTC Bulletin Board.
Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of the Company's common stock, the market price could drop and the ability of investors to sell the Company's common stock could be diminished. Additionally, should the Company obtain the approval of its stockholders to increase the authorized shares of the Company's common stock, the holders of the VAOM Debentures will be able to convert the VAOM Debentures into common stock, thus further increasing the number of shares of the Company's common stock outstanding. The issuance of shares of the Company's common tock upon conversions of the VAOM Debentures may not only result in a substantial number of shares of the Company's common stock being available for resale in the public markets, but the resale of those shares may result in a substantial decrease in the per-share market price of the Company's common stock.

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

                                     PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach counties in the State of Florida, the persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. The Company is not able to determine whether the above would have a material impact on its condense dconsolidated financial statements. Reference is made to certain legal risks in "RISK FACTORS - Risks Related to Legal Uncertainties."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER                     DESCRIPTION
-----  ------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation of the Company (previously filed as Appendix A to Definitive Information State- ment on Schedule 14C filed April 1, 2004).

3.2 Certificate of Amendment to Certificate of Incorporation of the Com pany (previously filed as Exhibit 3.2 to the Company's annual re port on Form 10-KSB filed September 14, 2004).

3.3 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's quarterly report on Form 10- QSB filed January 14, 2004).

4.1 8% Series A Senior Subordinated Convertible Redeemable Deben tures Due August 27, 2003 (previously filed as Exhibit 4.1 to the Company's quarterly report on Form 10-QSB filed January 18, 2002).

4.2 Certificate of Designation of Series A Preferred Stock filed No vember 5, 2001 (previously filed as Exhibit 2.3 to the Company's quarterly report on Form 10-QSB filed on January 18, 2002).

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

Date:  April 13, 2005

By: /s/ CHRISTOPHER ASTROM
-----------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer