Form 10KSB
period 2005-05-31
CAPITAL SOLUTIONS I, INC.
filed 2005-08-31
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2005

                         Commission file number: 0-9879

                            CAPITAL SOLUTIONS I, INC.
           (name of small business issuer as specified in its charter)

           Delaware                                       13-2648442
(State or other jurisdiction                   (IRS Employee Identification No.)
of incorporation or organization)

                            6915 RED ROAD, SUITE #222
                           CORAL GABLES, FLORIDA 33143
                                 (305) 666-6565
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: (305)666-6565

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                        COMMON STOCK, $.0000001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                                                            No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2005. $9,080,713.00

Number of outstanding shares of the registrant's par value $.0000001 common stock, as of August 31, 2005. 78,366,672

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

         Yes [ ]                No [X]

                            CAPITAL SOLUTIONS I, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                     Part I
Item 1.  Business...........................................................  4

Item 2.  Description of Property............................................ 12

Item 3.  Legal Proceedings.................................................. 12

Item 4.  Submission of Matters to a Vote of Security Holders................ 12

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters............................... 13

Item 6.  Management's Discussion and Analysis............................... 15

Item 7.  Financial Statements and Supplementary Data........................ 18

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................... 18

Item 8A.  Controls and Procedures........................................... 18

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act....................................... 19

Item 10. Executive Compensation............................................. 20

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management............................................ 22

Item 12. Certain Relationships and Related Transactions..................... 22

Item 13. Exhibits........................................................... 23

tem 14.  Principal Accountant fees and services............................. 24

Signatures.................................................................. 26

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         HISTORICAL OVERVIEW

         Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "Company"), was incorporated in Delaware as "Magnum Communications Corp." in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc. ("Encore Builders"), a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. The Company changed names to its present name on May 10, 2004.

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

         As of May 10, 2004, a wholly owned subsidiary of the Company, Capital Solutions I, Inc. ("Capital Solutions") was merged with and into the Company with the Company remaining as the surviving entity. As a result of the merger, the Company changed its name to "Capital Solutions I, Inc.". Immediately following the merger, the Company engaged in a 1:50 reverse stock split of its common stock. The stock split decreased the Company's issued and outstanding common stock from 61,110,595 to 1,222,628 and Capital Solutions was dissolved. Additionally, pursuant to the merger, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company or its finances other than the amendment and restatement of the Company's Certificate of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on May 6, 2004.

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

         On August 26, 2004, in order to provide the Company with a source of equity financing, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP, a Delaware limited partnership ("CORNELL"). Pursuant to the terms of the SEDA, the Company has the right, upon the effectiveness of a registration statement with respect to the resale of the securities issued to Cornell under the SEDA, to receive advances of up to an aggregate amount of $6 million from Cornell under an equity line of credit (the "EQUITY LINE OF CREDIT"), and to simultaneously issue shares of Company common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the common stock of the five trading days after the Company provides Cornell notice requesting such advance. A minimum of seven trading days must pass between each advance notice.

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

         On April 26, 2005, the Company issued 100 million and 50 million newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, to Richard Astrom and Christopher Astrom, respectively. The purpose of these issuances of restricted shares was to compensate Richard Astrom and Christopher Astrom for certain services rendered to the Company as officers and directors.

         On May 26, 2005, Capital Solutions I, Inc. (the "Company") consummated the acquisition of Bedrock Holdings, Inc. ("Bedrock") pursuant to that certain Share-For-Share Exchange Agreement dated May 5, 2005 by and among the Company, Bedrock and the Bedrock Shareholders. The principals of Bedrock are experienced in the areas of capital investments and markets. The Company anticipates that the experience of the Bedrock principals will be valuable in completing the proposed transaction with Victory Petroleum, Inc. and obtaining necessary funding for the completion of such transaction. In a short-form merger consummated on June 22, 2005, Bedrock was merged with and into the Company.

ENCORE BUILDERS

         Encore Builders, the Company's former wholly-owned subsidiary, was engaged in the construction of the Conquistador Plaza

Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, dated January 30, 2001.

         Encore Builders did not complete construction of the project. Accordingly, Conquistador Plaza declared Encore Builders, Inc. in default of its construction contract. In light of their dispute, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock. Braulio Gutierrez agreed to assign to the Company his shares of the Company's common stock. The Company has fulfilled its obligations to Braulio Gutierrez, but initially Mr. Gutierrez failed to deliver stock certificates representing his shares of the Company's common stock. The transfer agent then put a hold on Mr. Gutierrez' common stock until the matter was resolved. The matter was resolved and Mr. Gutierrez returned his stock to the Company. As a result of the separation of Encore Builders from the Company, other issues may arise. For example, it is possible that approval from the Company's stockholders was required in order to assign the Encore Builders Common Stock to Braulio Gutierrez. If so, the transaction could be challenged by the Company's stockholders who could seek to undo the transaction and compel the Company to obtain the assigned Encore Builders Common Stock. It is, however, unclear given its value whether the Encore Builders Common Stock is worth any legal expense. If the Company's stockholders did file a derivative suit on behalf of the Company, the Company would also have to bear the costs of such a suit. Any such action could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could substantially and negatively impact the Company's capital resources.

         On April 1, 2002, Encore Builders filed a mechanic's lien against Conquistador Plaza, in the amount of $504,000, and Conquistador Plaza asserted a claim against Encore Builders for liquidated damages. On August 26, 2003, the parties stipulated for a full settlement of all claims that existed amongst them. As part of the settlement, $55,000 was to be paid for the benefit of Encore Builders and $50,000 was to be paid to Mountbatten Surety Company, Inc. In addition, Mr. Gutierrez returned his stock to the Company.

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

         EMPLOYEES

         Other than Christopher Astrom, who is the Chief Executive Officer and Chief Financial Officer of the Company, and Richard Astrom, who is the Secretary of the Company, the Company has no employees. If the Company is successful in completing the acquisition of Victory Petroleum, Inc. as further described in the Recent Developments section herein, the Company anticipates the hiring of numerous employees, and the retention of numerous existing employees of Victory Petroleum. Other than the shares issued August 24, 2004 and April 26, 2005, neither Christopher Astrom nor Richard Astrom directly received compensation for employment during the fiscal year ended May 31, 2005.

         RECENT DEVELOPMENTS

         On June 1, 2005, the Company changed the transfer agent for our shares of beneficial interest from Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 to 1st Global Stock Transfer, LLC, 7361 Prairie Falcon Road, Suite 110, Las Vegas, NV 89128. 1st Global now serves as our transfer agent.

         On June 15, 2005, the Company entered into a letter of intent ("LOI") to acquire Victory Petroleum, Inc., a Florida corporation and 27 affiliated entities (collectively, "Victory"). The LOI was subsequently amended to extend the deadline for the execution of definitive agreements until August 15, 2005. The LOI was again amended extending the deadline for the execution of definitive agreements until September 30, 2005.

         On June 17, 2005, The Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation law: the Company decreased its authorized common stock from 2,000,000,000 to 900,000,000 shares; decreased its authorized preferred stock from 200,000,000 to 20,000,000; engaged in a 1:10 reverse stock split of its common stock, decreasing the Company's issued and outstanding common stock from 783,667,072 to 78,366,672; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restated Certificate of Incorporation was filed with the Secretary of State on June 17, 2005.

         On July 19, 2005, the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom are guaranteed that their stock ownership percentage in the Company will not drop below 51%

                                  RISK FACTORS

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

OTHER RISKS

THE COMPANY'S STOCK PRICE HAS DECLINED AND THE STOCK IS THINLY TRADED

         The trading price of the Company's common stock has declined significantly since approximately October 2001. Although the stock price recovered for a short period of time after the June, 2005 reverse split, it has since declined again. The market for the Company's common stock is without significant volume and there can be no assurance of a change in the immediate future.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located at 6915 Red Road, Suite 222, Coral Gables, Florida 33143 under a lease that expires in 2006. The lease is in the name of National Residential Properties, Inc., an affiliated company, and the Company pays no rent for the leased space. Previously, the Company's principal offices were located at 2921 NW Sixth Avenue, Miami, Florida 33127. The Company does not own any properties nor does it lease any other properties other than its principal executive offices. The Company pays no rent for the use of this mailing address. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 17, 2005 the Company filed an information statement on Schedule 14C with the SEC relating to the following items:

         - Shareholders' approval of an amendment to the Company's amended Certificate of Incorporation reflecting:

         (a) a reverse split of the Company's Common Stock on a one (1) share for ten (10) shares basis, effective June 17, 2005, and
         (b) an adjustment in the total authorized capital stock to 920,000,000 shares, of which 900,000,000 will be classified as common stock, par value $0.0000001 per share, and 20,000,000 will be classified as Preferred Stock, par value $0.0000001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

         On June 6, 2005 shareholders owning in the aggregate 400,005,550 shares of Common Stock or approximately 51.4% of the then issued and outstanding Common Stock consented in writing to the matters described herein. As a result, these matters were approved by the majority required by law and no further votes were needed.

         The Company filed an amendment to its Certificate of Incorporation incorporating the changes disclosed in the information statement with the Delaware Secretary of State on June 17, 2005. No other stockholders voted for or against these actions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF THE COMPANY'S COMMON STOCK

         The Company's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol CSON.OB. The Company has set forth in the table below the high and low closing bid prices per share of the Company's common stock as reported on the Over-the-Counter Bulletin Board for each quarter within the last two fiscal years.

QUARTERLY PERIOD                             LOW               HIGH (1)

First Quarter 2004...................       $.002               $.000
Second Quarter 2004..................       $.003               $.001
Third Quarter 2004...................       $.006               $.001
Fourth Quarter 2004   ...............       $.250               $.001

First Quarter 2005...................       $.02                $.08
Second Quarter 2005..................       $.02                $.10
Third Quarter 2005...................       $.065               $.18
Fourth Quarter 2005..................       $.06                $.20
--------------------
(1) The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         HOLDERS

         As of August 30, 2005, there were approximately 200 holders of record of the Company's common stock.

         DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

         REGISTRATION OF SECURITIES

         The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". So long as the Company continues to be a blank check company, any registration statement filed by the Company will need to comply with Rule 419. Rule 419 requires, among other things, that the proceeds of the offering and the securities issued pursuant to the offering be placed in escrow for the benefit of the investors of the securities. The offering must be made pursuant to an initial registration statement that meets the disclosure requirements of Rule 419, and the company must file and deliver to the investors a post-effective amendment upon execution of any agreement for the acquisition of one or more businesses or assets that will constitute the company's business. The investors must confirm their investments within prescribed time limits following the filing of the post- effective amendment, and the acquisition will be consummated only if the company is in receipt of confirmations from a sufficient number of investors to permit consummation (which must occur not more than 18 months following the effective date of the initial registration statement). However, any investor that does not confirm an investment is entitled to return of escrowed funds.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERTIONS

GENERAL

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock" commencing on page 7.

OVERVIEW

         The Company was incorporated in Delaware as "Magnum Communications Corp." in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. Coinciding with the name change, the Company changed its business to the development and marketing of time-shared condominiums which it continued until 1983. From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. The Company changed names to its present name on May 10, 2004.

SUMMARY OF RESULTS

Following is a summary of the Company's operations for the years ended May 31, 2005 and 2004:

                                                2005           2004
                                              --------       --------

Other income                                 $       0      $       0
General and administrative expenses          $ 257,913      $  33,244
Interest Expense                             $  32,016      $  40,112
                                              -----------------------

Net Income (Loss)                            ($289,929)      ($73,356)


CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         The Company does not have any ongoing business operations or revenue sources. Accordingly, the Company's remaining operations will be limited to business combination with an existing business.

         The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business.

         The Company has limited liquidity or capital resources. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.


         PLAN OF OPERATIONS

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources, but has not as of yet. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

         On June 15, 2005, the Company entered into a letter of intent ("LOI") to acquire Victory Petroleum, Inc., a Florida corporation and 27 affiliated entities (collectively, "Victory"). The LOI was subsequently amended to extend the deadline for the execution of definitive agreements until August 15, 2005. The LOI was again amended extending the deadline for the execution of definitive agreements until September 30, 2005. Draft definitive agreements have been prepared and are being reviewed by counsel for the Company's.

            Subject to the satisfaction of all conditions precedent contained in the Purchase Agreement(s), the Company will acquire ownership of twenty seven
(27) parcels of real property and buildings and improvements thereon, and existing lease agreements associated therewith, and Victory Petroleum, Inc., constituting its petroleum distributorship business all of which are located in South Florida.

         The aggregate purchase price for the transaction shall be approximately forty six million dollars ($46,000,000.00), subject to numerous adjustments. The transaction will be subject to the completion of due diligence and other customary closing conditions. Victory has been in the business of distributing gasoline for Exxon petroleum for five (5) years and more recently for Chevron and Texaco, in the South Florida area. Victory supplies fifty (50) gas stations and last year the Company distributed approximately fifty million (50,000,000) gallons of gasoline. There is no assurance this transaction will be completed.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


















                            CAPITAL SOLUTIONS I, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004

                            CAPITAL SOLUTIONS I, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE(S)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm               1

     Balance Sheets as of May 31, 2005 and 2004                            2

     Statements of Operations for the Years Ended May 31, 2005
        and 2004                                                           3

     Statement of Changes in Stockholders' (Deficit) for the
       Years Ended May 31, 2005 and 2004                                   4

     Statement of Changes in Temporary Equity for the Years Ended
          May 31, 2005 and 2004                                            5

     Statements of Cash Flows for the Years Ended May 31, 2005
        and 2004                                                         6 - 7

     Notes to Consolidated Financial Statements                          8 - 17

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Capital Solutions I, Inc.
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of Capital Solutions I, Inc. (the "Company") as of May 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), changes in temporary equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements for the years ended May 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company has substantial operating deficits. Management's plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Solutions I, Inc., as of May 31, 2005 and 2004 and the results of its operations, changes in stockholders' (deficit), temporary equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
August 4, 2005


MEMBERS OF:      AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                 NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                 PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                            CAPITAL SOLUTIONS I, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2005 AND 2004

                                     ASSETS

                                                                           2005               2004
                                                                     -----------------   ----------------
CURRENT ASSETS
   Cash and cash equivalents                                          $           137     $       24,222
                                                                     -----------------   ----------------

             TOTAL CURRENT ASSETS                                                 137             24,222
                                                                     -----------------   ----------------

FIXED ASSETS, NET                                                                  26                  -

OTHER ASSETS
   Goodwill                                                                    91,970                  -
                                                                     -----------------   ----------------

             TOTAL OTHER ASSETS                                                91,970                  -
                                                                     -----------------   ----------------

TOTAL ASSETS                                                          $        92,133     $       24,222
                                                                     =================   ================


           LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $       184,189     $      142,673
   Debentures payable                                                         400,202            400,202
   Short-term notes payable and advances                                       86,468             88,521
   Lines of credit                                                             64,777                  -
                                                                     -----------------   ----------------

             TOTAL CURRENT LIABILITIES                                        735,636            631,396
                                                                     -----------------   ----------------

STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.0000001 par value, 200,000,000 shares
    authorized, 50,000 issued and outstanding as of
    May 31, 2005 and 2004                                                           -                  -
   Common stock, $0000001 par value, 20,000,000,000 shares
     authorized and 783,667,072 and 1,222,628 shares issued
     and outstanding at May 31, 2005 and May 31, 2004                              78                  -
   Additional paid-in capital                                                 472,336            218,814
   Accumulated deficit                                                     (1,115,917)          (825,988)
                                                                     -----------------   ----------------

             TOTAL STOCKHOLDERS' (DEFICIT)                                   (643,503)          (607,174)
                                                                     -----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $        92,133     $       24,222
                                                                     =================   ================

        The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004

                                                     2005                  2004
                                               ------------------    ------------------
REVENUES                                        $              -      $              -

COST OF REVENUES                                               -                     -
                                               ------------------    ------------------

GROSS PROFIT                                                   -                     -
                                               ------------------    ------------------

OPERATING EXPENSES
   Professional fees and consulting                      230,000                 7,825
   Accounting and audit fees                              14,500                17,500
   Stock transfer fees                                     3,320                 2,204
   Administrative and other                               10,093                 5,715
                                               ------------------    ------------------
               TOTAL OPERATING EXPENSES                  257,913                33,244
                                               ------------------    ------------------

LOSS BEFORE OTHER EXPENSE                               (257,913)              (33,244)
                                               ------------------    ------------------

OTHER (EXPENSE)
   Interest expense                                      (32,016)              (40,112)
                                               ------------------    ------------------
               TOTAL OTHER EXPENSE                       (32,016)              (40,112)
                                               ------------------    ------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES:             (289,929)              (73,356)
   Provision for income taxes                                  -                     -
                                               ------------------    ------------------

NET LOSS APPLICABLE TO COMMON SHARES            $       (289,929)     $        (73,356)
                                               ==================    ==================

NET LOSS PER BASIC AND DILUTED SHARES
   From continuing operations                   $        (0.0017)     $           (144)
                                               ==================    ==================


WEIGHTED AVERAGE SHARES OUTSTANDING                  167,472,348                   509
                                               ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004


                                                                                             ADDITIONAL
                                        PREFERRED STOCK             COMMON STOCK              PAID-IN     ACCUMULATED
                                            SHARES        AMOUNT       SHARES      AMOUNT     CAPITAL       DEFICIT       TOTAL
                                        --------------- ---------- ------------- ---------- ------------ ------------- ------------

BALANCE - MAY 31, 2003                       2,500,000   $  2,500    50,000,000   $ 50,000   $  107,389   $  (752,632)  $ (592,743)

  Reclassification of temporary shares
    to permanent stockholders' (deficit)             -          -    11,110,595     11,111       11,529             -       22,640

  Conversion of liability to equity                  -          -             -          -       36,285             -       36,285

  Reverse stock split 1:50 and change in    (2,450,000)    (2,500)  (59,887,967)   (61,111)      63,611             -            -
     par values
   Net loss                                                                                                  (73,356)     (73,356)
                                        --------------- ---------- ------------- ---------- ------------ ------------- ------------

BALANCE - MAY 31, 2004                         50,000   $      -     1,222,628   $      -   $  218,814   $  (825,988)  $ (607,174)
                                        --------------- ---------- ------------- ---------- ------------ ------------- ------------

  Issuance of common stock to officers               -          -   250,000,000         25       49,975             -       50,000

  Issuance of common stock to consultants            -          -    38,000,000          4        7,596             -        7,600

  Issuance of common stock for services              -          -   150,000,000         15      134,985             -      135,000

  Issuance of common stock for legal services        -          -    44,444,444          4       39,996             -       40,000

  Issuance of common stock for acquisition
       of subsidiary                                 -          -   300,000,000         30       20,970             -       21,000

   Net loss                                          -          -             -          -            -      (289,929)    (289,929)
                                        --------------- ---------- ------------- ---------- ------------ ------------- ------------

BALANCE - MAY 31, 2005                         50,000   $      -   783,667,072   $     78   $  472,336   $(1,115,917)  $ (643,503)
                                        =============== ========== ============= ========== ============ ============= ============


        The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                    STATEMENT OF CHANGES IN TEMPORARY EQUITY
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004



                                                                                                        ADDITIONAL
                                         PREFERRED STOCK                 COMMON STOCK                    PAID-IN
                                             SHARES          AMOUNT         SHARES        AMOUNT         CAPITAL          TOTAL
                                         --------------- -------------- -------------- -------------- ------------- ----------------

BALANCE - JUNE 1, 2003                                -   $          -     11,110,595   $     11,111   $    11,529   $       22,640

Reclassification of temporary shares to
permanent stockholders' (deficit)                    -              -    (11,110,595)       (11,111)      (11,529)         (22,640)

                                         --------------- -------------- -------------- -------------- ------------- ----------------

BALANCE - MAY 31, 2004                                -   $          -              -   $          -   $         -   $            -
                                         =============== ============== ============== ============== ============= ================

Net activity                                         -              -              -              -             -                -
                                         --------------- -------------- -------------- -------------- ------------- ----------------

BALANCE - MAY 31, 2005                                -   $          -              -   $          -   $         -   $            -
                                         =============== ============== ============== ============== ============= ================




























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004


                                                                            2004              2003
                                                                      -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $      (289,929)   $      (73,356)
                                                                      -----------------  ----------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
   Common stock issued for professional and consulting services                232,600                 -
   Cash acquired from subsidiary                                                   133                 -

CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                            41,516            38,112
                                                                      -----------------  ----------------
             TOTAL ADJUSTMENTS                                                 274,249            38,112
                                                                      -----------------  ----------------

             NET CASH (USED IN) OPERATING ACTIVITIES                           (15,680)          (35,244)
                                                                      -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term notes payable and advances                           (8,405)           58,821
                                                                      -----------------  ----------------

             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (8,405)           58,821
                                                                      -----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (24,085)           23,577

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                   24,222               645
                                                                      -----------------  ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $           137    $       24,222
                                                                      =================  ================















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004



                                                                            2005                 2004
                                                                      -----------------  ----------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

   Net effect of stock acquisition of Bedrock Holdings, Inc.:
   Cash                                                                $           133    $            -
   Equipment, net                                                                   26                 -
   Goodwill recognized                                                          91,970                 -
   Loans from stockholders                                                      (6,352)                -
   Lines of credit                                                             (64,777)                -
                                                                      -----------------  ----------------

   Common stock issued for the acquisition of Bedrock Holdings, Inc.   $        21,000    $            -
                                                                      =================  ================

   Conversion of liability to equity                                   $             -    $       36,285
                                                                      =================  ================

   Common stock issued for professional and consulting                 $       232,600    $            -
                                                                      =================  ================
























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

NOTE 1 - ORGANIZATION
         ------------

         Capital Solutions I, Inc., "CSI" (formerly Vacation Ownership Marketing, Inc., "VAOM") (the "Company") was incorporated in Delaware as Magnum Communications Corp in 1969. It changed names to its present name on May 10, 2004. Before changing its name to Capital Solutions I, Inc. they changed to Vacation Ownership Marketing, Inc. Coinciding with the name change, the Company did not change its business structure, which was the development and marketing of time-shared condominiums, which it continued until 1983. During the year 1983, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

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

         As of May 10, 2004, the Company merged with Vacation Ownership Marketing, Inc. A 1:50 reverse stock split of the company's common stock became effective. As a result of the reverse stock split, Vacation Ownership Marketing, Inc. changed its name to Capital Solutions I, Inc. "the Company". The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,005. Capital Solutions I, Inc. had no assets or liabilities. After the consummation of the merger, Capital Solutions I, Inc. will cease to exist. Additionally, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company of its finances other than the amendment and restatement of the Company's Certificate of Incorporation.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements for 2005 and 2004 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

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

         The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

         FIXED ASSETS
         ------------

         Fixed assets are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using an accelerated method over the estimated useful lives of the assets acquired as follows:

         Equipment and fixtures                   5 - 7 years
         Leasehold improvements                   15 years

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         FIXED ASSETS (CONTINUED)
         ------------------------

         The carrying amount of all long-lived assets is evaluated periodically to determine whether adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected undiscounted cash flows of the operations in which the long-lived assets are used.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS
         ------------------------------------

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         -----------------------------------------

         Historical net income (loss) per common share is computed using the weighted average number of CSI Common Stock outstanding. Diluted earnings per share (EPS) includes additional dilution from CSI Common Stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants, if applicable.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         -----------------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                             May 31,                May 31,
                                              2005                   2004
                                       -------------------    ------------------
Net loss                                $        (289,929)     $        (73,356)
                                       ===================    ==================

Weighted-average common shares
Outstanding (Basic)                           167,472,348                   509

Weighted-average common stock
Equivalents
     Stock options                                      -                     -
     Warrants                                           -                     -
                                       -------------------    ------------------

Weighted-average common shares
Outstanding (Diluted)                         167,472,348                   509
                                       ===================    ==================


         There are no options and warrants outstanding to purchase stock at May 31, 2005 and 2004.

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company's reported financial results.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
         2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

         On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


NOTE 3 - FIXED ASSETS
         ------------

         Fixed assets as of May 31, 2005 were as follows:


                                                           2005
                                                      ---------------
Equipment                                              $      17,624
Leasehold improvements                                        10,302
                                                      ---------------
                                                              27,926
Less: accumulated depreciation                                27,900
                                                      ---------------
Fixed assets, net                                      $          26
                                                      ===============


         Depreciation expense was $20 for the five months ended May 31, 2005.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------

         The following represents the Company's accounts payable and accrued expenses at May 31, 2005 and 2004:

                                             2005              2004
                                         --------------    --------------

Professional and consulting fees          $     62,242      $     52,742
Accrued interest on debentures                 121,947            89,931
                                         --------------    --------------
                                          $    184,189      $    142,673
                                         ==============    ==============


NOTE 5 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at May 31, 2005 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2005. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

NOTE 6 - TEMPORARY EQUITY
         ----------------

         The Company had reflected on its consolidated balance sheet in 2004, a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 and for the issuance of CSI Common Stock issued above their authorized limit in May 31, 2002. All related amounts that were previously included in VAOM Common Stock and additional paid-in capital of the permanent stockholders' equity (deficit) section have been reclassified to temporary equity as their redemption may not be solely within the control of the issuer. As of May 31, 2002 substantially all the shares issued in connection with the conversion of the debentures have been reclassified as temporary equity.

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

         During the quarter ended November 30, 2002, those shares that may not have been in compliance with Section 5 of the Securities Act of 1933, as amended were reclassified back to permanent stockholders' equity (deficit). The potential liability associated with the possible non-compliance was cured. As of May 31, 2005 and 2004, there was $-0- and $-0-, respectively in temporary equity.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

NOTE 7 - STOCKHOLDERS' DEFICIT
         ---------------------

         At May 31, 2005 and 2004, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001.

         PREFERRED STOCK
         ---------------

         On May 10, 2004, the Company increased its authorized shares to 200,000,000 from 10,000,000. The new par value will be decreased from $.001 to $.0000001 per share.

         COMMON STOCK
         ------------

         On January 21, 2004, in lieu of an annual meeting of the stockholders the Company's majority stockholder approved the increase of the authorized common stock of the Company to 1,000,000,000 shares. With the increasing of the authorized shares and the passing of time statutes, the Company transferred the 11,110,522 shares in temporary equity to permanent stockholders' equity. As of May 31, 2005, there are no amounts in temporary equity.

         On May 10, 2004, a 1:50 reverse stock split of the Company's common stock became effective. This stock split decreased the issued shares from 50,000,000 to 1,222,005. Additionally, the authorized shares of common stock increased from 1,000,000,000 to 20,000,000,000. The new par value was decreased from $.001 to $.0000001 per share.

         On August 24, 2004, the Company issued 150,000,000 and 100,000,000 shares of its common stock to two directors and officers of the Company to compensate them for the significant amount of time, effort and resources they have contributed to the Company. The Company has independently valued those shares at $50,000.

         On August 26, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. As part of the Agreement, the Company paid Cornell a fee of 14,500,000 shares of common stock.

         On August 26, 2004, pursuant to a Placement Agreement, the Company engaged Newbridge, a registered broker-dealer, to act as a placement agent. As payment for its services, the Company issued to Newbridge 500,000 shares of the Company's common stock.

         On September 17, 2004, in connection with an Investors Relation Program Agreement with Turner Hughes Corporation, the Company issued to Turner a consulting fee of 23,000,000 shares of its common stock for the investor relations services provided to the Company.

         On April 26, 2005, the Board of Directors approved the issuance of 100,000,000 and 50,000,000 shares of its common stock to two officers, directors and shareholders of the Company, in exchange for services rendered.

         On May 6, 2005, the Company issued 44,444,444 shares of its common stock to two attorneys to compensate them for certain services rendered.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)
         ---------------------------------

         COMMON STOCK (CONTINUED)
         ------------------------

         On May 26, 2005, the Company consummated its acquisition of Bedrock Holdings, Inc., pursuant to the Share-for-Share Exchange Agreement. Pursuant to the Agreement, the Company issued to the Bedrock shareholders and other service providers 300,000,000 shares of its common stock.

NOTE 8 - PROVISION FOR INCOME TAXES
         --------------------------

         The Company did not provide for income taxes in the years ended May 31, 2005 and 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         At May 31, 2005 and 2004, the deferred tax assets consists of the following:

                                                    2005              2004
                                               --------------   ----------------

Deferred taxes due to net operating loss
carryforwards                                   $    390,570     $      289,000

Less:  Valuation allowance                          (390,570)          (289,000)
                                               --------------   ----------------

Net deferred tax asset                          $          -     $            -
                                               ==============   ================


NOTE 9 - GOING CONCERN
         -------------

         As shown in the accompanying consolidated financial statements the Company incurred net operating losses for the years ended May 31, 2005 and 2004, which lead to a substantial doubt about its ability to continue as a going concern. The Company has no revenues to support itself.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

NOTE 9 - GOING CONCERN (CONTINUED)
         -------------------------

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 10 - LITIGATION
          ----------

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

NOTE 11 - RELATED PARTY TRANSACTIONS
          --------------------------

         The Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of May 31, 2005, the Company has outstanding amounts due its affiliates of $86,468.


NOTE 12 - LINES OF CREDIT
          ---------------

         The Company has two lines of credit with Union Planters Bank. The terms are as follows:

         Line of Credit #1 is a revolving line of credit renewed annually with interest at the prime rate plus 2.5%. The Company can borrow up to $40,000. As of May 31, 2005 and 2004, the amount outstanding on the line of credit was $39,777 and $8,581, respectively.

         Line of Credit #2 is a revolving line of credit with interest at the prime rate plus 3.00%. The line expires February 9, 2011. The Company can borrow up to $25,000. As of May 31, 2005 and 2004, the amount outstanding on the line of credit was $25,000.

                            CAPITAL SOLUTIONS I, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004



NOTE 13 - ACQUISITIONS
          ------------

         On May 26, 2005, the Company consummated its acquisition of Bedrock Holdings, Inc. pursuant to the Share-for-Share Exchange Agreement dated May 5, 2005 by and among the Company, Bedrock and the Bedrock shareholders. The results of Bedrock's operations have been included in the consolidated financial statements since that date. Bedrock was formed as a holding company and is a provider of marketing services for various companies.

         The aggregate purchase price was $91,970. The value of the 300,000,000 common shares issued was determined based on the fair market value of the Company's common stock the day the terms of the acquisition were agreed to and announced, which was $21,000.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         At May 26, 2005:

         Cash                                       $      133
         Property, plant, and equipment, net                26
         Loans from shareholders                        (6,352)
         Line of credit                                (64,777)
                                                   ------------
         Net liabilities over assets acquired          (70,970)
                                                   ------------
         Common stock paid                             (21,000)
                                                   ------------
         Total purchase price                       $  (91,970)
                                                   ------------


NOTE 14 - SUBSEQUENT EVENT
          ----------------

         On June 6, 2005, a 1:10 reverse stock split of the Company's common stock became effective. This stock split decreased the issued shares from 783,667,072 to 78,366,672.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Christopher Astrom (34). Christopher Astrom has been a director of the Company since August 2001. Christopher Astrom is currently a director and has served as Vice President of National Residential Properties, Inc., since June 1995, is currently a director and has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since September 2001 and is currently a director and has served as President of Prime Rate Investors, Inc. since September 2002.

Richard Astrom (58). Richard Astrom has been a director of the Company since September 2001. Richard Astrom has served as President and a director of National Residential Properties, Inc. since 1994, President and a director of Genesis Capital Corporation of Nevada since September 2001 and a director of Prime Rate Investors, Inc. since August 2002.

Executive Officers

         The following individuals were serving as executive officers of the Company on August 30, 2005:

Name                            Age               Title

Christopher Astrom              34      President, Chief Executive Officer and
                                        Chief Financial Officer

Richard Astrom                  58      Secretary


         Richard Astrom is Christopher Astrom's father. The Company does not have any employees besides Christopher Astrom and Richard Astrom.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and ten percent beneficial owners to file reports of ownership and changes in ownership of their equity securities of the Company with the SEC and to furnish the Company with copies of such reports. Based solely upon its review of the copies of such reports received by it, the Company believes that, during the fiscal year ended 2005, all directors, executive officers and ten percent beneficial owners complied with such filing requirements.

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


ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended May 31, 2005, 2004 and 2003 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                Annual Compensation Long Term Compensation Awards


                                                                                         Securities
                                                                           Restricted    Underlying      All other
Name and Principal                            Salary        Bonus            Stock        Options/     compensation
    Position                     Year          ($)           ($)            Award(s)      Warrants          ($)
--------------------------------------------------------------------------------------------------------------------
Christopher Astrom               2005           0             0            150,000,000        0              0
                                 2004           0             0            0                  0              0
                                 2003           0             0            0                  0              0

Richard Astrom                   2005           0             0            250,000,000        0              0
                                 2004           0             0            0                  0              0
                                 2003           0             0            0                  0              0



EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

We do not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2005 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended May 31, 2005

On July 19, 2005, the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom are guaranteed that their stock ownership percentage in the Company will not drop below 51%

Directors Compensation

The Company's director received no compensation for services rendered as a director during fiscal 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 31, 2005, the number of outstanding common shares of the Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.


---------------------------------------------- ------------------------------------- -------------------------------
Owner                                          Common Shares(1)                      Percentage
---------------------------------------------- ------------------------------------- -------------------------------
Christopher Astrom, President, CEO, CFO        150,005,550                           19.14%
---------------------------------------------- ------------------------------------- -------------------------------

Richard Astrom, Secretary                      250,000,000                           31.9%
---------------------------------------------- ------------------------------------- -------------------------------
Officers and directors as a group (2           400,005,550                           51.04%
persons)
---------------------------------------------- ------------------------------------- -------------------------------

---------------------------------------------- ------------------------------------- -------------------------------

Damian Guthrie(2)                              90,948,000                            11.6054%
---------------------------------------------- ------------------------------------- -------------------------------

Serac Holdings, Inc.                           125,000,000                           15.95%
---------------------------------------------- ------------------------------------- -------------------------------

(1) The Company effected a 1:10 reverse split on June 17, 2005. The amount of securities beneficially owned being reported hereby does not reflect the Stock Split.
(2) Mr. Guthrie beneficially owns his share ownership through Harbourside Corporation Pty Limited - 25,750,000 shares; Jamison Corporation Pty Limited - 20,000,000 shares; Moreton Bay Group Pty Limited - 20,022,400 shares and Bayshore Capital Pty Limited - 20,497,000, each of which he is sole owner and has sole voting and dispositive control.

INDIVIDUAL COMPENSATION ARRANGEMENTS

         NONE

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Richard Astrom is the father of Christopher Astrom.

ITEM 13. EXHIBITS

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1 Amended and Restated Certificate of Incorporation of the Company (previously filed as Appendix A to Definitive Information Statement on Schedule 14C filed June 17, 2005).

3.2 Certificate of Amendment to Certificate of Incorporation of the Company

3.3 Bylaws of the Company (previously filed as Exhibit 3.2 to Form 10-KSB filed January 14, 2004).

4.1 8% Series A Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003 (previously filed as Exhibit
                  4.1 to Form 10- QSB filed January 18, 2002).

4.2 Certificate of Designation of Series A Preferred Stock filed November 5, 2001 (previously filed as Exhibit 2.3 to Form 10-QSB filed on January 18, 2002).

10.1 Securities Subscription Agreement dated as of August 27, 2001 by and between VAOW Acquisi tion Corp. and Equity Planners LLC,Sea Lion Investors LLC and Myrtle Holdings LLC (previously filed as Exhibit 10.1 to Form 10-KSB filed October 4, 2002).

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

32.1              Certification pursuant to 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit and Non-Audit Fees

         Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended May 31, 2005 and 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                              Fiscal Year Ending         Fiscal Year Ending
                                 May 31, 2005               May 31, 2004

Audit Fees                       $  8,500.00                $  7,000.00

Audit-Related Fees               $  6,000.00                $ 10,500.00

Tax Fees                         $  1,200.00                $      0.00

TOTAL                            $ 15,700.00                $ 17,500.00

         Audit Fees for the fiscal years ended May 31, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees as of the fiscal years ended May 31, 2005 and 2004 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees as of the fiscal years ended May 31, 2005 and 2004 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended May 31, 2005 and 2004.

         As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2- 1(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

            The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Company, L.L.C as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bagell, Josephs & Company, L.L.C in 2005 were approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CAPITAL SOLUTIONS I, INC.

                 /s/ CHRISTOPHER ASTROM
                 -------------------------
                 By:  Christopher Astrom
                      CHIEF EXECUTIVE OFFICER
                      CHIEF FINANCIAL OFFICER

                 Date: August 30, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ CHRISTOPHER ASTROM
                 -------------------------
                 By:  Christopher Astrom
                 Director
                 Date:  August 30, 2005


                 /s/ RICHARD ASTROM
                 -------------------------
                 By:  Richard Astrom
                 Director
                 Date:  August 30, 2005