Form 10QSB
period 2005-08-31
CAPITAL SOLUTIONS I, INC.
filed 2005-10-18
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended August 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                          Commission file number 0-9879

                            CAPITAL SOLUTIONS I, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                              13-2648442
        ----------------------------------------------------------------
        (State or Other Jurisdiction                 (I.R.S. Employer
              of Incorporation                    Identification Number)

                            6915 RED ROAD, SUITE #222
                           CORAL GABLES, FLORIDA 33143
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 666-6565
        ----------------------------------------------------------------
                            Issuer's telephone number


         ---------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

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

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes [ ]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of October 15, 2005, there were 78,366,672 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes |_|   No |X|

                            CAPITAL SOLUTIONS I, INC.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................  4

Item 2. Management's Discussion and Analysis or Plan of
Operation................................................................... 17

Item 3. Controls and Procedures............................................. 25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 27

Item 3. Defaults upon Senior Securities..................................... 27

Item 4. Submission of Matters to a Vote of Securities Holders............... 27

Item 5. Other Information................................................... 28

Item 6. Exhibits and Reports on Form 8-K.................................... 29

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CAPITAL SOLUTIONS I, INC.
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
                                     (DRAFT)


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Balance Sheet as of August 31, 2005                                      5

     Statements of Operations for the Three Months Ended
       August 31, 2005 and 2004                                               6

     Statements of Cash Flows for the Three Months Ended
         August 31, 2005 and 2004                                             7

     Notes to Condensed Consolidated Financial Statements                     8

                            CAPITAL SOLUTIONS I, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2005
                                     (DRAFT)

   ASSETS

                                                                                         2005
                                                                                   ------------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $            101
                                                                                   ------------------

              TOTAL CURRENT ASSETS                                                               101
                                                                                   ------------------

FIXED ASSETS, NET                                                                                 26

OTHER ASSETS
   Goodwill                                                                                   91,970
                                                                                   ------------------

              TOTAL OTHER ASSETS                                                              91,970
                                                                                   ------------------

TOTAL ASSETS                                                                        $         92,097
                                                                                   ==================


            LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                                            $        192,193
   Debentures payable                                                                        400,202
   Short-term notes payable and advances                                                      86,468
   Lines of credit                                                                            64,777
                                                                                   ------------------

              TOTAL CURRENT LIABILITIES                                                      743,640
                                                                                   ------------------

 STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.0000001 par value, 20,000,000 shares
    authorized, 50,000 issued and outstanding at August 31, 2005
   Common stock, $.0000001 par value, 900,000,000 shares
   authorized, 78,366,707 issued and outstanding at August 31, 2005                                8
   Additional paid-in capital                                                                472,406
   Accumulated deficit                                                                    (1,123,957)
                                                                                   ------------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                                 (651,543)
                                                                                   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                       $         92,097
                                                                                   ==================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004


                                                        2005                  2004
                                                  ------------------    ------------------
REVENUES                                           $              -      $              -

COST OF REVENUES                                                  -                     -
                                                  ------------------    ------------------

GROSS PROFIT                                                      -                     -
                                                  ------------------    ------------------

OPERATING EXPENSES
   Professional fees and consulting                               -                 5,000
   Accounting and audit fees                                      -                     -
   Stock transfer fees                                            -                 2,979
   Administrative and other                                      36                 1,980
                                                  ------------------    ------------------
               TOTAL OPERATING EXPENSES                          36                 9,959
                                                  ------------------    ------------------

LOSS BEFORE OTHER EXPENSE                                       (36)               (9,959)
                                                  ------------------    ------------------

OTHER (EXPENSE)
   Interest expense                                          (8,004)               (8,004)
                                                  ------------------    ------------------
               TOTAL OTHER EXPENSE                           (8,004)               (8,004)
                                                  ------------------    ------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES:                  (8,040)              (17,963)
   Provision for income taxes                                     -                     -
                                                  ------------------    ------------------

NET LOSS APPLICABLE TO COMMON SHARES               $         (8,040)     $        (17,963)
                                                  ==================    ==================

NET LOSS PER BASIC AND DILUTED SHARES
   From continuing operations                      $        (0.0005)     $        (0.0008)
                                                  ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                       16,747,232            22,056,461
                                                  ==================    ==================



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004




                                                                            2005                2004
                                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $         (8,040)   $        (17,963)
                                                                      ------------------  ------------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
   Issuance of common stock - fees                                                    -               5,000

CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                              8,004               3,004
                                                                      ------------------  ------------------
              TOTAL ADJUSTMENTS                                                   8,004               8,004
                                                                      ------------------  ------------------

              NET CASH (USED IN) OPERATING ACTIVITIES                               (36)             (9,959)
                                                                      ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments from short-term notes payable and advances                                -             (13,405)
                                                                      ------------------  ------------------

              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     -             (13,405)
                                                                      ------------------  ------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (36)            (23,364)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     137              24,222
                                                                      ------------------  ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $            101    $            858
                                                                      ==================  ==================













   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            AUGUST 31, 2005 AND 2004


NOTE 1 - ORGANIZATION
         ------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and the procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments including normal recurring adjustments necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity, and cash flows for the period presented.

         Capital Solutions I, Inc., "CSI" (formerly Vacation Ownership Marketing, Inc.) (the "Company") was incorporated in Delaware as Magnum Communications Corp in 1969. It changed names to its present name on May 10, 2004. Before changing its name to Capital Solutions I, Inc. they changed to Vacation Ownership Marketing, Inc. Coinciding with the name change, the Company did not change its business structure, which was the development and marketing of time-shared condominiums, which it continued until 1983. During the year 1983, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

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

         On June 17, 2005 the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: the Company decreased its authorized common stock from 20,000,000,000 to 900,000,000 shares; decreased its authorized preferred stock from 200,000,000 to 20,000,000; engaged in a 1:10 reverse stock split of its common stock, decreasing the Company's issued outstanding common stock from 783,667,072 to 78,366,672; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restate Certificate of Incorporation was filed with the Delaware Secretary of State on June 17, 2005.

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements for 2005 and 2004 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


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

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these condensed consolidated financial instruments.

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

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         -----------------------------------------

         Historical net income (loss) per common share is computed using the weighted average number of CSI Common Stock outstanding. Diluted earnings per share (EPS) include additional dilution from CSI Common Stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. CSI Common Stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                       August 31,              August 31,
                                          2005                    2004
                                   --------------------    --------------------
Net loss                            $           (8,040)     $          (17,963)
                                   ====================    ====================

Weighted-average common shares
Outstanding (Basic)                         16,747,232              22,056,461

Weighted-average common stock
Equivalents
     Stock options                                   -                       -
     Warrants                                        -                       -
                                   --------------------    --------------------

Weighted-average common shares
Outstanding (Diluted)                       16,747,232              22,056,461
                                   ====================    ====================


         There are no options and warrants outstanding to purchase stock at August 31, 2005 and 2004.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------

         The following represents the Company's accounts payable and accrued expenses at August 31, 2005 and 2004:

                                                 2005
                                             --------------
Professional fees                             $          -
Accrued interest on debentures                       8,004
                                             --------------
                                              $      8,004
                                             ==============

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

         The Company has outstanding convertible debentures at August 31, 2005 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

NOTE 5 - STOCKHOLDERS' DEFICIT
         ---------------------

         At August 31, 2005 and 2004, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001. The 2003 amounts have been retroactively restated.

         Preferred Stock
         ---------------

         On May 10, 2004, the Company increased its authorized shares to 200,000,000 from 10,000,000. The new par value will be decreased from $.001 to $.0000001 per share.

         On June 17, 2005, the Company decreased its authorized shares from 200,000,000 to 20,000,000 shares. The par value remains the same at $.0000001 per share.

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

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004

         Common Stock (Continued)
         ------------------------

         On June 17, 2005, a 1:10 reverse stock split of the Company's common stock became effective. This stock split decreased the issued and outstanding shares from 783,667,072 to 78,366,672. Additionally, the authorized shares of common stock decreased from 20,000,000,000 to 900,000,000. The par value remains the same at $.0000001 per share.

         There were no stock transactions for the period ended August 31, 2005.


NOTE 6 - PROVISION FOR INCOME TAXES
         --------------------------

         The Company did not provide for income taxes in the three months ended August 31, 2005 and 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. At August 31, 2005 and 2004, the deferred tax assets consists of the following:

                                               2005               2004
                                          ----------------    ----------------

Deferred taxes due to net operating loss
carryforwards                              $      337,187      $      251,685

Less:  Valuation allowance                       (337,187)           (251,685)
                                          ----------------    ----------------

Net deferred tax asset                     $            -      $            -
                                          ================    ================


NOTE 7 - SHORT-TERM NOTES PAYABLE AND ADVANCES
         -------------------------------------

         During the three months ended August 31, 2005, the Company has received a total of $0 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company.

NOTE 8 - GOING CONCERN
         -------------

         As shown in the accompanying condensed consolidated financial statements the Company incurred net operating losses for the three months ended August 31, 2005 and 2004. The Company has no revenues to support itself.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            AUGUST 31, 2005 AND 2004


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

NOTE 10 - RELATED PARTY TRANSACTIONS
          --------------------------

         As discussed in Note 8, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of August 31, 2005, the Company has outstanding amounts due its affiliates of $86,468.

NOTE 11 - SUBSEQUENT EVENTS
          -----------------

         Capital Solutions I, Inc. announces that the extension in which Capital Solutions and Victory Petroleum were to execute a Definitive Agreement has expired. The Company has no indication as to the possibilities of future dealings with Victory Petroleum.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                    OVERVIEW
                                    --------

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

                              RESULTS OF OPERATIONS
                              ---------------------

THREE MONTHS ENDED August 31, 2005 COMPARED TO THREE MONTHS ENDED August 31,
2004

Revenues
--------

Revenues were $0 for the three months ended August 31, 2005, as compared to $0 for the three months ended August 31, 2004.

Cost Of Revenues
----------------

Cost of revenues was $0 for the three months ended August 31, 2005, as compared to $0 for the three months ended August 31, 2004.

Operating Expenses
------------------

Operating expenses for the three months ended August 31, 2005 were $36 compared to $9,959 for the three months ended August 31, 2004. This decrease was primarily attributed to the issuance of capital stock in exchange for services and decreased administrative expenses.

Loss From Operations
--------------------

Loss from operations for the three months ended August 31, 2005 was $36 compared to $9,959 for the three months ended August 31, 2004.

Interest Expense
----------------

Interest expense was $8,004 and $8,004 for the three months ended August 31, 2005 and 2004, respectively.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was ($8,040) for the three months ended August 31, 2005, compared to ($17,963) for the three months ended August 31, 2004. Net loss per common share was $.00 for the three months ended August 31, 2005 and $.00. for the three months ended August 31, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

         The Company will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

         As of August 31, 2005, the Company had current assets consisting of cash or cash equivalents in the amount of $101. As of August 31, 2005, the Company had current liabilities consisting of accounts payable and accrued expenses, debenture payable, short term notes payable and lines of credit in the amount of $743,640.

         During the three-month period ended August 31, 2005, the Company generated cash from financing activities in the amount of $0 consisting compared to ($13,405) during the three-month period ended August 31, 2004 which consisted of payments on short term notes payable.

         In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

                               PLAN OF OPERATIONS
                               ------------------

         The Company does not have any ongoing business operations or revenue sources. The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. Accordingly, the Company's remaining operations will be limited to business combination with an existing business.

         On June 15, 2005, the Company entered into a letter of intent ("LOI") to acquire Victory Petroleum, Inc., a Florida corporation and 27 affiliated entities (collectively, "Victory"). The LOI was subsequently amended to extend the deadline for the execution of definitive agreements until August 15, 2005. The LOI was again amended extending the deadline for the execution of definitive agreements until September 30, 2005. As reported by the Company on Form 8-K dated October 3, 2005, the definitive agreements were not executed by the September 30th 2005 deadline and, as such, the potential transaction with Victory is void.

                               RECENT DEVELOPMENTS
                               -------------------

         On June 1, 2005, the Company changed the transfer agent for our shares of beneficial interest from Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 to 1st Global Stock Transfer, LLC, 7361 Prairie Falcon Road, Suite 110, Las Vegas, NV 89128. 1st Global now serves as our transfer agent.

         On June 17, 2005, The Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation law: the Company decreased its authorized common stock from 20,000,000,000 to 900,000,000 shares; decreased its authorized preferred stock from 200,000,000 to 20,000,000; engaged in a 1:10 reverse stock split of its common stock, decreasing the Company's issued and outstanding common stock from 783,667,072 to 78,366,672; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on June 17, 2005.

         On July 19, 2005, the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom are guaranteed that their stock ownership percentage in the Company will not drop below 51%.

         As of October 17, 2005, the Company is finalizing a rescission of the Share for Share Exchange Agreement between the Company and Bedrock Holdings, Inc. which share exchange agreement was closed on May 26, 2005.

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

THE COMPANY CURRENTLY HAS NO OPERATIONS

The Company has had no or limited operations since March 20, 2002.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         none

Item 3.  Defaults Upon Senior Securities

See the discussion in Part I, Item 2 and "RISK FACTORS - Risks Related to Legal Uncertainties" regarding the Company's determination not to provide the Company's common stock to the VAOM Debenture holders upon conversion of the VAOM Debentures, which items are incorporated into this Item 3 by this reference.

Item 4.  Submission of Matters to a Vote of Securities Holders

         On June 17, 2005, the Company filed an information statement on
Schedule 14C with the SEC relating to the following items:

         (a) Shareholders' approval of an amendment to the Company's amended Certificate of Incorporation reflecting:

                  (i) a reverse split of the Company's Common Stock on a one (1) share for ten (10) shares basis, effective June 17, 2005, and (ii) an adjustment in the total authorized capital stock to 920,000,000 shares, of which 900,000,000 will be classified as common stock, par value $0.0000001 per share, and 20,000,000 will be classified as Preferred Stock, par value $0.0000001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

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

Item 6.  Exhibits And Reports On Form 8-K

(a) Exhibits:

EXHIBIT
NUMBER                     DESCRIPTION
-------  ------------------------------------------------------

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

31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

         (1) A current report on Form 8-K was filed with the SEC on June 20, 2005 reporting that on June 15, 2005 the Company executed a letter of intent to acquire Victory Petroleum, Inc., a Florida corporation and 27 affiliated entities.

         (2) A current report on Form 8-K was filed with the SEC on June 23, 2005 reporting that, pursuant to the short-from merger statute, on June 22, 2005, Bedrock Holdings, Inc., a wholly owned subsidiary of the Company was merged with and into the Company.

         (3) A current report on Form 8-K was filed with the SEC on July 18, 2005 reporting the execution of an addendum to the letter of intent to acquire Victory Petroleum, Inc., a Florida corporation and 27 affiliated entities (collectively, "Victory") which was originally executed on June 15, 2005. The addendum extends the deadline for the execution of definitive agreements until August 15, 2005.

         (4) A current report on Form 8-K was filed with the SEC on July 20, 2005 reporting that on July 19, 2005 the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom were guaranteed that their stock ownership percentage in the Company will not drop below 51%

         (5) A current report on Form 8-K/A was filed with the SEC on August 5, 2005 amending the Company's Report on Form 8-K dated June 22, 2005, which was filed on June 23, 2005 to include the financial statements and pro forma financial information required by Item 9.01 of Form 8-K.

         (6) A current report on Form 8-K was filed with the SEC on August 16, 2005 reporting the execution of an addendum to the letter of intent to acquire Victory Petroleum, Inc. which was originally executed on June 15, 2005 and which was extended on July 15, 2005. The addendum extends the deadline for the execution of definitive agreements until September 30, 2005.

         (7) A current report on Form 8-K was filed with the SEC on October 3, 2005 reporting that the definitive agreements with Victory Petroleum, Inc. were not executed by the September 30th 2005 deadline and, as such, the potential transaction with Victory is void.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

CAPITAL SOLUTIONS I, INC.

Date:  October 11, 2005

By: /s/ CHRISTOPHER ASTROM
-----------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer