Form 10QSB
period 2005-11-30
CAPITAL SOLUTIONS I, INC.
filed 2006-01-13
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended November 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                          Commission file number 0-9879

                            CAPITAL SOLUTIONS I, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                            13-2648442
--------------------------------------------------------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer Identifi-
       of Incorporation                                     cation Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of January 12, 2006, there were 48,366,672 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                            CAPITAL SOLUTIONS I, INC.
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................  3

Item 2. Management's Discussion and Analysis or Plan of
Operation.................................................................... 16

Item 3. Controls and Procedures.............................................. 25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......... 26

Item 3. Defaults upon Senior Securities...................................... 26

Item 4. Submission of Matters to a Vote of Securities Holders................ 26

Item 5. Other Information.................................................... 27

Item 6. Exhibits and Reports on Form 8-K..................................... 27

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CAPITAL SOLUTIONS I, INC.
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Balance Sheet as of November 30, 2005                                  4

     Statements of Operations for the Six Months and Three Months Ended
       November 30, 2005 and 2004                                           5

     Statements of Cash Flows for the Six Months Ended
       November 30, 2005 and 2004                                           6

     Notes to Condensed Consolidated Financial Statements                   7

                            CAPITAL SOLUTIONS I, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2005


                                     ASSETS
                                                                                       2005
                                                                                -------------------
CURRENT ASSETS
   Cash and cash equivalents                                                     $           1,813
                                                                                -------------------

              TOTAL CURRENT ASSETS                                                           1,813
                                                                                -------------------


TOTAL ASSETS                                                                     $           1,813
                                                                                ===================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $         200,197
   Debentures payable                                                                      400,202
   Short-term notes payable and advances                                                    83,116
                                                                                -------------------

              TOTAL CURRENT LIABILITIES                                                    683,515
                                                                                -------------------

 STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.0000001 par value, 20,000,000 shares
    authorized, 50,000 issued and outstanding at November 30, 2005
   Common stock, $.0000001 par value, 900,000,000 shares
    authorized, 48,366,672 issued and outstanding at November 30, 2005                           5
   Additional paid-in capital                                                              472,409
   Accumulated deficit                                                                  (1,154,116)
                                                                                -------------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                               (681,702)
                                                                                -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $           1,813
                                                                                ===================







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

                                                                       SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                 NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,  NOVEMBER 30,
                                                                    2005           2004           2005          2004
                                                                 ------------   ------------   ------------  -------------
OPERATING REVENUES
   Revenue                                                        $        -     $        -     $        -    $         -

COST OF REVENUES                                                           -              -              -              -
                                                                 ------------   ------------   ------------  -------------

GROSS PROFIT                                                               -              -              -              -

OPERATING EXPENSES
   Professional fees and consulting                                      864         50,000            864              -
   Accounting and audit fees                                               -          5,000              -          5,000
   Equipment rental                                                        -            793              -              -
   Payroll expenses                                                        -            758              -              -
   Stock transfer fees                                                   165          3,167            165            188
   Administrative and other                                              162            870            126            441
                                                                 ------------   ------------   ------------  -------------
            TOTAL OPERATING EXPENSES                                   1,191         60,588          1,155          5,629
                                                                 ------------   ------------   ------------  -------------

TOTAL OPERATING EXPENSES                                              (1,191)       (60,588)        (1,155)        (5,629)
                                                                 ------------   ------------   ------------  -------------

OTHER (EXPENSE)
   Interest expense                                                  (16,008)       (16,008)        (8,004)        (8,004)
                                                                 ------------   ------------   ------------  -------------
            TOTAL OTHER EXPENSE                                      (16,008)       (16,008)        (8,004)        (8,004)
                                                                 ------------   ------------   ------------  -------------

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                (17,199)       (76,596)        (9,159)       (13,633)
   Provision for income taxes                                              -              -              -              -
                                                                 ------------   ------------   ------------  -------------

(LOSS) FROM CONTINUING OPERATIONS                                 $  (17,199)    $  (76,596)    $   (9,159)   $   (13,633)
                                                                 ------------   ------------   ------------  -------------

DISCONTINUED OPERATIONS
   (Loss) on disposal                                             $  (21,000)    $        -     $  (21,000)   $         -
                                                                 ------------   ------------   ------------  -------------

NET LOSS FROM OPERATIONS                                          $  (38,199)    $  (76,596)    $  (30,159)   $   (13,633)
                                                                 ============   ============   ============  =============

NET LOSS FROM CONTINUING
OPERATIONS PER SHARE                                              $  (0.0004)    $  (0.0012)    $  (0.0003)   $   (0.0001)
                                                                 ============   ============   ============  =============

NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE                                              $  (0.0004)    $        -     $  (0.0007)   $         -
                                                                 ============   ============   ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                48,366,672     63,305,657     31,619,440    251,222,628
                                                                 ============   ============   ============  =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004




                                                                           2005            2004
                                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Continuing Operations:
Net Loss                                                                $    (17,199)   $    (76,596)
                                                                       --------------  --------------

Adjustments to reconcile net change in net assets resulting
   from operations to net change used for operations:
  Goodwill impairment                                                         91,970               -
  Issuance of common stock - fees                                                 -          50,000

Changes in assets and liabilities
   Increase in accounts payable and accrued expenses                          16,008          11,008
                                                                       --------------  --------------
      Total adjustments                                                       16,008          61,008
                                                                       --------------  --------------

      Net cash (used in) operating activities - continuing operations         90,779         (15,588)
                                                                       --------------  --------------

Discontinued Operations:
(Loss) on discontinued operations                                            (21,000)              -
                                                                       --------------  --------------

Net Cash (used in) Operating Activities - discontinuing operations           (21,000)              -
                                                                       --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Continuing Operations:
   Purchase of investments                                                        26               -
                                                                       --------------  --------------

      Net cash provided by investing activities - continuing operations           26               -
                                                                       --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Continuing Operations:
   (Payments) from short-term notes payable and advances                      (3,352)         (8,404)
   (Payments) of line of credit                                              (64,777)              -
                                                                       --------------  --------------

      Net cash (used in) financing activities - continuing operations        (68,129)         (8,404)
                                                                       --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,676         (23,992)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  137          24,222
                                                                       --------------  --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $      1,813    $        230
                                                                       ==============  ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           NOVEMBER 30, 2005 AND 2004

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

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments including normal recurring adjustments necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           NOVEMBER 30, 2005 AND 2004

NOTE 1 - ORGANIZATION (CONTINUED)

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

         On May 26, 2005, Capital Solutions I, Inc., ("The Company") consummated a Share Exchange Agreement with Bedrock Holdings Corporation, Inc., a privately held Company whereby, Capital Solutions I, Inc., agreed to acquire all the outstanding capital stock of Bedrock Holdings Corporation, Inc. The acquisition will be accounted for under the purchase method of accounting. Accordingly, Bedrock Holdings Corporation, Inc. will be treated as a wholly owned subsidiary of Capital Solutions I, Inc.

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

         On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock which had been issued to the Bedrock Shareholders and certain other individuals have been cancelled and returned to the treasury.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements for 2005 and 2004 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements. The Company recognized $91,970 as impairment of goodwill for the six months ended November 30, 2005.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company disposed of its wholly-owned subsidiary Bedrock Holdings Corporation, Inc. during the quarter ended November 30, 2005. The loss from disposal of those assets was $21,000.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                       November 30,              November 30,
                                          2005                      2004
                                    --------------------    --------------------
Net loss                             $          (17,199)     $          (76,596)
                                    ====================    ====================

Weighted-average common shares
Outstanding (Basic)                          48,366,672              63,305,657

Weighted-average common stock
Equivalents
     Stock options                                    -                       -
     Warrants                                         -                       -
                                    --------------------    --------------------

Weighted-average common shares
Outstanding (Diluted)                        48,366,672              63,305,657
                                    ====================    ====================


         There are no options and warrants outstanding to purchase stock at November 30, 2005 and 2004.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  The following represents the Company's accounts payable and accrued expenses at November 30, 2005:


                                                            2005
                                                        --------------
           Investors fees                                $     30,000
           Accounting fees                               $     16,200
           Accrued interest on debentures                     153,997
                                                        --------------
           Accounts payable and accrued
           expenses at November 30, 2005                 $    200,197
                                                        ==============


NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE

         The Company has outstanding convertible debentures at November 30, 2005 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

NOTE 5 - STOCKHOLDERS' DEFICIT

         At November 30, 2005 and 2004, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001. The 2003 amounts have been retroactively restated.

         On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock which had been issued to the Bedrock Shareholders and certain other individuals have been cancelled and returned to the treasury.

         PREFERRED STOCK

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


NOTE 6 - PROVISION FOR INCOME TAXES

         The Company did not provide for income taxes in the six months ended November 30, 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. At November 30, 2005, the deferred tax asset consists of the following:

                                                                 2005
                                                            ----------------
         Deferred taxes due to net operating loss
         carryforwards                                       $      346,235

         Less:  Valuation allowance                                (346,235)
                                                            ----------------
         Net deferred tax asset                              $            -
                                                            ================




NOTE 7 - SHORT-TERM NOTES PAYABLE AND ADVANCES

         During the six months ended November 30, 2005, the Company has received a total of $3,000 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. The balance of these net advances was $83,116 at November 30, 2005.

NOTE 8 - GOING CONCERN

         As shown in the accompanying condensed consolidated financial statements the Company incurred net operating losses for the six months ended November 30, 2005 and 2004. The Company has no revenues to support itself.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 9 - LITIGATION

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

NOTE 10 - RELATED PARTY TRANSACTIONS

         As discussed in Note 7, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of November 30, 2005, the Company has outstanding amounts due its affiliates of $83,116.

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

                              RESULTS OF OPERATIONS
                              ---------------------

                THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO
                      THREE MONTHS ENDED NOVEMBER 30, 2004

Revenues
--------

Revenues were $0 for the three months ended November 30, 2005, as compared to $0 for the three months ended November 30, 2004.

Cost Of Revenues
----------------

Cost of revenues was $0 for the three months ended November 30, 2005, as compared to $0 for the three months ended November 30.

Operating Expenses
------------------

Operating expenses for the three months ended November 30, 2005 were $1,156 compared to $5,629 for the three months ended November 30, 2004. This decrease was primarily attributed to a decrease in accounting and audit fees.

Interest Expense
----------------

Interest expense was $8,004 and $8,004 for the three months ended November 30, 2005 and 2004, respectively.

Loss From Continued Operations
------------------------------

Loss from operations for the three months ended November 30, 2005 was $9,159 compared to $13,633 for the three months ended November 30, 2004.

Loss From Discontinued Operations
---------------------------------

The loss from discontinued operations for the three months ended November 30, 2005 was $21,000 compared to $0 for the three months ended November 30, 2004. On October 19, 2005, the Company entered into a Rescission Agreement, rescinding a Share for Share Exchange Agreement with Bedrock Holdings, Inc. and the Bedrock Shareholders resulting in discontinued operations.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was $30,159 for the three months ended November 30, 2005, compared to $13,633 for the three months ended November 30, 2004. Net loss per common share was $.001 for the three months ended November 30, 2005 and $.0001 for the three months ended November 30, 2004.

                 SIX MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO
                       SIX MONTHS ENDED NOVEMBER 30, 2004

Revenues
--------

Revenues were $0 for the six months ended November 30, 2005, as compared to $0 for the six months ended November 30, 2004.

Cost Of Revenues
----------------

Cost of revenues was $0 for the six months ended November 30, 2005, as compared to $0 for the six months ended November 30, 2004.

Operating Expenses
------------------

Operating expenses for the six months ended November 30, 2005 were $1,191 compared to $60,588 for the six months ended November 30, 2004. This decrease was primarily attributed to a decrease in professional, audit and accounting fees. The Company incurred greater fees in 2004 as a result of the failed attempted transaction with Victory Petroleum, Inc.

Interest Expense
----------------

Interest expense was $16,008 and $16,008 for the six months ended November 30, 2005 and 2004, respectively.

Loss From Operations
--------------------

Loss from operations for the six months ended November 30, 2005 was $17,199 compared to $76,596 for the six months ended November 30, 2004.

Loss From Discontinued Operations
---------------------------------

The loss from discontinued operations for the six months ended November 30, 2005 was $21,000 compared to $0 for the six months ended November 30, 2004. On October 19, 2005, the Company entered into a Rescission Agreement, rescinding a Share for Share Exchange Agreement with Bedrock Holdings, Inc. and the Bedrock Shareholders resulting in discontinued operations.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was $38,199 for the six months ended November 30, 2005, compared to $76,596 for the six months ended November 30, 2004. Net loss per common share was $.0008 for the six months ended November 30, 2005 and $.0012. for the six months ended November 30, 2004.

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

         As of November 30 2005, the Company had current assets consisting of cash and cash equivalents in the amount of $1,813. As of November 30, 2005, the Company had current liabilities consisting of accounts payable, debentures payable and short term notes payable in the amount of $683,515.

         During the six month period ended November 30, 2005, the Company generated cash from financing activities in the amount of $26 consisting of the purchase of an investment, compared to $0 during the six month period ended November 30, 2004. However, during the six month period ended November 30, 2005, the Company used cash in the amount of $68,129 in financing activities consisting of payments on notes, advances and a line of credit, compared to $8,404 for the six month period ended November 30, 2004.

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

                               PLAN OF OPERATIONS
                               ------------------

         The Company does not have any ongoing business operations or revenue sources. The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. Accordingly, the Company's remaining operations will be limited to a business combination with an existing business.

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

                               RECENT DEVELOPMENTS
                               -------------------

On October 19, 2005, the Company entered into and closed a Rescission Agreement (the "Rescission Agreement"), with Bedrock Holdings, Inc. ("Bedrock"), together with each of the Bedrock Shareholders and certain other individuals.

Pursuant to the terms of the Rescission Agreement a Share for Share Exchange Agreement which had closed on May 16, 2005 was rescinded. The Company previously reported the entry into the Share for Share Exchange Agreement in a Form 8-K dated May 9, 2005 and the subsequent closing of the transaction in a Form 8-K dated May 26, 2005.

Pursuant to the Rescission Agreement the thirty million (30,000,000) shares of common stock which had been issued to the Bedrock Shareholders and certain other individuals have been cancelled and returned to the treasury. In addition, the Company has returned its shareholding in Bedrock Holdings, Inc. The Company shall assist with the filing of the necessary documents with the State of Florida to reinstate Bedrock as a corporation in good standing.

The closing of the transaction occurred simultaneously with the receipt of the last signature on the Rescission Agreement.

A copy of the Rescission Agreement is attached as Exhibit 2.1 to the Form 8-K filed October 19, 2005. The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the full text of the Share Exchange Agreement.

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

THE COMPANY CURRENTLY HAS NO OPERATIONS

The Company has had no or limited operations since March 2002.

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

         Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because actions by the holders of the Company's common stock received upon conversion of the VAOM Debentures are now likely barred by this statute of limitations, the Company has reclassified certain amounts from temporary equity to permanent stockholder equity. Four years have passed from the initial placement of the VAOM Debentures and the related conversions into the Company's common stock. As of the date of this report, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of the Company's common stock will file an action against the Company. However, any such action maintained against the Company could have a substantial impact on the Company's liquidity, and as the Company currently has no revenues, could also have a substantial impact on the Company's capital resources. The ramifications of this may entail a possible enforcement action by the SEC.

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

         The Company may be in default under the VAOM Debentures. It appears that the Company is or will be in default under the terms of the VAOM Debentures because, among other things, the Company has no plans to register additional shares of the Company's common stock to be issued upon conversion of the VAOM Debentures that are currently outstanding and has no plans to complete the issuance of the VAOM Debentures or permit outstanding VAOM Debentures to be converted. Although the debentures matured on August 27, 2003, the Company does not plan to pay principal or interest owed thereunder. The holders of the outstanding debentures have been orally apprised of the Company's determination. Given the foregoing, the Company could face litigation by the holders of the VAOM Debentures seeking to enforce the Company's obligations thereunder. As the Company currently has almost no assets, the Company would have to incur further indebtedness to pay any legal costs resulting from litigation. This would likely have a substantial negative impact on the Company's capital resources and would also negatively affect the Company's liquidity.

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

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of the Company's common stock, the market price could drop and the ability of investors to sell the Company's common stock could be diminished. Additionally, should the Company reduce its current debt or additional debt through the conversion into common stock; this would further increase the number of shares of the Company's common stock outstanding. The issuance of shares of the Company's common stock upon conversions debt may not only result in a substantial number of shares of the Company's common stock being available for resale in the public markets, but the resale of those shares may result in a substantial decrease in the per-share market price of the Company's common stock.

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

Item 4. Submission of Matters to a Vote of Securities Holders

         On December 15, 2005, the Company filed an information statement on
Schedule 14C with the SEC relating to the following items:

         Shareholders' approval of an amendment to the Company's amended Certificate of Incorporation reflecting:

                  (a) a reverse split of the Company's Common Stock on a one (1) share for five hundred (500) shares basis, effective January 31, 2006, and

                  (b) maintaining, post split, the total authorized capital stock of 920,000,000 shares, of which 900,000,000 are classified as common stock, par value $0.0000001 per share, and 20,000,000 are classified as Preferred Stock, par value $0.0000001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

         On December 14, 2005 shareholders owning in the aggregate 40,000,555 shares of Common Stock or approximately 51.4% of the then issued and outstanding Common Stock consented in writing to the matters described herein. As a result, these matters were approved by the majority required by law and no further votes will be needed.

Item 5. Other Information

         None

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------  ------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         (1) A current report on Form 8-K was filed with the SEC on October 19, 2005 reporting the rescission Agreement with Bedrock Holdings, Inc. together with each of the Bedrock Shareholders and certain other individuals


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

CAPITAL SOLUTIONS I, INC.

Date: January 13, 2006

By: /s/ CHRISTOPHER ASTROM
-----------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer

Exhibit 31.1 and 31.2

Certification of the Chief Executive Officer and Chief Financial Officer of Capital Solutions 1, Inc. pursuant to Section of the Sarbanes-Oxley Act of 2002

I, Christopher Astrom, certify that:

1. I have reviewed this Form 10-QSB of Capital Solutions 1, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 13, 2006

/s/ CHRISTOPHER ASTROM
-----------------
Christopher Astrom
Chief Executive Officer and
Chief Financial Officer

Exhibit 32.1 and 32.2

Certification of the Chief Executive Officer and Chief Financial Officer of Capital Solutions 1, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Capital Solutions 1, Inc. (the "Company") for the quarter ended November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Christopher Astrom, Chief Executive Officer and Chief Financial Officer of Bentley Communications Corp., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 13, 2006

                                                /s/ CHRISTOPHER ASTROM
                                                ------------------------------
                                                Christopher Astrom
                                                Chief Executive Officer

                                                /s/ CHRISTOPHER ASTROM
                                                ------------------------------
                                                Christopher Astrom
                                                Chief Financial Officer