Form 10QSB
period 2006-02-28
CAPITAL SOLUTIONS I, INC.
filed 2006-04-17
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended February 28, 2006

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

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of April 17, 2006, there were 96,733 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                            CAPITAL SOLUTIONS I, INC.

                FOR THE QUARTERLY PERIOD ENDED February 28, 2006

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................  4

Item 2. Management's Discussion and Analysis or Plan of Operation........... 17

Item 3. Controls and Procedures............................................. 23

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 24

Item 3. Defaults upon Senior Securities..................................... 24

Item 4. Submission of Matters to a Vote of Securities Holders............... 24

Item 5. Other Information................................................... 25

Item 6. Exhibits and Reports on Form 8-K.................................... 25

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CAPITAL SOLUTIONS I, INC.
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Balance sheet as of February 28, 2006                                    5

     Statements of Operations for the Nine Months and Three
     Months Ended February 28, 2006 and 2005                                  6

     Statements of Cash Flows for the Nine Months Ended February
     28, 2006 and 2005                                                        7

     Notes to Condensed Consolidated Financial Statements                     8

                            CAPITAL SOLUTIONS I, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                FEBRUARY 28, 2006


                                     ASSETS

                                                                                2006
                                                                         --------------------
CURRENT ASSETS
   Cash and cash equivalents                                             $             1,465
                                                                         --------------------

               TOTAL CURRENT ASSETS                                                    1,465
                                                                         --------------------


TOTAL ASSETS                                                             $             1,465
                                                                         ====================


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $           208,201
   Debentures payable                                                                400,202
   Short-term notes payable and advances                                              85,116
                                                                         --------------------

               TOTAL CURRENT LIABILITIES                                             693,519
                                                                         --------------------

 STOCKHOLDERS' (DEFICIT)
   Preferred stock,  $.0000001 par value,  20,000,000 shares
    authorized, 50,000 issued and outstanding at February 28, 2006
   Common stock, $.0000001 par value, 900,000,000 shares
    authorized, 48,366,672 issued and outstanding at February 28, 2006                     5
   Additional paid-in capital                                                        472,409
   Accumulated deficit                                                            (1,164,468)
                                                                         --------------------

               TOTAL STOCKHOLDERS' (DEFICIT)                                        (692,054)
                                                                         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                            $             1,465
                                                                         ====================






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

                                                         NINE MONTHS ENDED                            THREE MONTHS ENDED
                                                 FEBRUARY 28,          FEBRUARY 28,           FEBRUARY 28,          FEBRUARY 28,
                                                     2006                  2005                   2006                  2005
                                              -------------------   -------------------    ------------------    -------------------
OPERATING REVENUES
   Revenue                                     $               -     $               -      $              -      $               -

COST OF REVENUES                                               -                     -                     -                      -
                                              -------------------   -------------------    ------------------    -------------------

GROSS PROFIT                                                   -                     -                     -                      -

OPERATING EXPENSES
   Professional fees and consulting                        1,024                50,000                   160                      -
   Accounting and audit fees                                   -                 5,000                     -                      -
   Equipment rental                                            -                   793                     -                      -
   Payroll expenses                                            -                   758                     -                      -
   Stock transfer fees                                     1,770                 3,317                 1,605                    150
   Investment expense                                          -                 7,600                     -                  7,600
   Administrative and other                                  746                   909                   584                     39
                                              -------------------   -------------------    ------------------    -------------------
                 TOTAL OPERATING EXPENSES                  3,540                68,377                 2,349                  7,789
                                              -------------------   -------------------    ------------------    -------------------

NET (LOSS) FROM CONTINUING OPERATIONS BEFORE
   OTHER (EXPENSE)                                        (3,540)              (68,377)               (2,349)                (7,789)
                                              -------------------   -------------------    ------------------    -------------------

OTHER (EXPENSE)
   Interest expense                                      (24,012)              (24,012)               (8,004)                (8,004)
                                              -------------------   -------------------    ------------------    -------------------
                 TOTAL OTHER (EXPENSE)                   (24,012)              (24,012)               (8,004)                (8,004)
                                              -------------------   -------------------    ------------------    -------------------

NET (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                          (27,552)              (92,389)              (10,353)               (15,793)
   Provision for income taxes                                  -                     -                     -                      -
                                              -------------------   -------------------    ------------------    -------------------

NET (LOSS) FROM CONTINUING OPERATIONS          $         (27,552)    $         (92,389)     $        (10,353)     $         (15,793)
                                              -------------------   -------------------    ------------------    -------------------

DISCONTINUED OPERATIONS
(Loss) on disposal                             $         (21,000)    $               -      $              -      $               -
                                              -------------------   -------------------    ------------------    -------------------

NET (LOSS) FROM OPERATIONS                     $         (48,552)    $         (92,389)     $        (10,353)     $         (15,793)
                                              ===================   ===================    ==================    ===================

NET (LOSS) FROM CONTINUING
OPERATIONS PER SHARE                           $         (0.0004)    $         (0.0005)     $        (0.0002)     $         (0.0001)
                                              ===================   ===================    ==================    ===================

NET (LOSS) FROM DISCONTINUED                   $         (0.0003)    $               -      $              -      $               -
                                              ===================   ===================    ==================    ===================
OPERATIONS PER SHARE

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    63,861,177           186,827,024            48,366,672            289,222,628
                                              ===================   ===================    ==================    ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005




                                                                                          2006                 2005
                                                                                   -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS:
  Net (Loss)                                                                        $         (27,552)   $         (92,389)
                                                                                   -------------------  -------------------

ADJUSTMENTS TO RECONCILE NET CHANGE IN NET ASSETS RESULTING
     FROM OPERATIONS TO NET CHANGE USED FOR OPERATIONS:
Goodwill impairment                                                                            91,970                    -
   Issuance of common stock - officers                                                              -               50,000
   Issuance of common stock - investors                                                                              7,600

CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                                           24,012               19,013
                                                                                   -------------------  -------------------
               TOTAL ADJUSTMENTS                                                               24,012               76,613
                                                                                   -------------------  -------------------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES -
                            CONTINUING OPERATIONS                                              88,430              (15,776)
                                                                                   -------------------  -------------------

DISCONTINUED OPERATIONS:
(Loss) on discontinued operations                                                             (21,000)                   -
                                                                                   -------------------  -------------------

Net Cash (used in) Operating Activities - discontinuing operations                            (21,000)                   -
                                                                                   -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
CONTINUING OPERATIONS:
Disposal of investments                                                                            26                    -
                                                                                   -------------------  -------------------

               NET CASH PROVIDED BY INVESTING ACTIVITIES - CONTINUING OPERATIONS                   26                    -
                                                                                   -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
CONTINUING OPERATIONS:
        Proceeds from short-term notes payable and advances                                     2,000                    -
        (Payments) from short-term notes payable and advances                                  (3,351)              (8,405)
        (Payments) of line of credit                                                          (64,777)                   -
                                                                                   -------------------  -------------------

               NET CASH (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS                (66,128)              (8,405)
                                                                                   -------------------  -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            1,328              (24,181)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   137               24,222
                                                                                   -------------------  -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $           1,465    $              41
                                                                                   ===================  ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           FEBRUARY 28, 2006 AND 2005

NOTE 1 - ORGANIZATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and the procedures that will be accomplished by the Company later in the year.

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

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           FEBRUARY 28, 2006 AND 2005

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

         On May 26, 2005, Capital Solutions I, Inc., ("The Company") consummated a Share Exchange Agreement with Bedrock Holdings Corporation, Inc., a privately held Company whereby, Capital Solutions I, Inc., agreed to acquire all the outstanding capital stock of Bedrock Holdings Corporation, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, Bedrock Holdings Corporation, Inc. would be treated as a wholly owned subsidiary of Capital Solutions I, Inc.

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

         On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock, which had been issued to the Bedrock Shareholders, and certain other individuals have been cancelled and returned to the treasury. The Rescission Agreement rescinded the previous acquisition of Bedrock which is accordingly no longer a subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements for 2006 and 2005 include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements. The Company recognized $91,970 as impairment of goodwill for the nine months ended February 28, 2006.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company disposed of its wholly owned subsidiary Bedrock Holdings Corporation, Inc. during the quarter ended November 30, 2005. The loss from disposal of those assets was $21,000.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                         FEBRUARY 28,           FEBRUARY 28,
                                             2006                   2005
                                      -------------------    -------------------
    Net loss                           $         (27,552)     $         (92,389)
                                      ===================    ===================

    Weighted-average common shares
    Outstanding (Basic)                       63,861,177            186,827,024

    Weighted-average common stock
    Equivalents
         Stock options                                 -                      -
         Warrants                                      -                      -
                                      -------------------    -------------------

    Weighted-average common shares
    Outstanding (Diluted)                     63,861,177            186,827,024
                                      ===================    ===================

         There are no options and warrants outstanding to purchase stock at February 28, 2006 and 2005.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following represents the Company's accounts payable and accrued expenses at February 28, 2006:

                                                          2006
                                                      --------------
         Investors fees                                $     30,000
         Accounting fees                                     16,200
         Accrued interest on debentures                     162,001
                                                      --------------
         Accounts payable and accrued
         expenses at February 28, 2006                 $    208,201
                                                      ==============

NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE

         The Company has outstanding convertible debentures at February 28, 2006 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

NOTE 5 - STOCKHOLDERS' DEFICIT

         At February 28, 2006 and 2005, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001. The 2003 amounts have been retroactively restated.

         On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock, which had been issued to the Bedrock Shareholders, and certain other individuals have been cancelled and returned to the treasury.

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

NOTE 6 - PROVISION FOR INCOME TAXES

         The Company did not provide for income taxes in the nine months ended February 28, 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         At February 28, 2006, the deferred tax asset consists of the following:

                                                                2006
                                                           ----------------

           Deferred taxes due to net operating loss
           carryforwards                                    $      407,564

           Less:  Valuation allowance                             (407,564)
                                                           ----------------

           Net deferred tax asset                           $            -
                                                           ================

NOTE 7 - SHORT-TERM NOTES PAYABLE AND ADVANCES

         During the nine months ended February 28, 2006, the Company has received a total of $5,000 either in the form of short-term promissory notes bearing interest at 15% annually, or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company. The balance of these net advances was $85,116 at February 28, 2006.

NOTE 8 - GOING CONCERN

         As shown in the accompanying condensed consolidated financial statements the Company incurred net operating losses for the nine months ended February 28, 2006 and 2005. The Company has no revenues to support itself.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

         As discussed in Note 7, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of February 28, 2006, the Company has outstanding amounts due its affiliates of $85,116.

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

                              RESULTS OF OPERATIONS

                THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO
                      THREE MONTHS ENDED FEBRUARY 28, 2005


Revenues

Revenues were $0 for the three months ended February 28, 2006, as compared to $0 for the three months ended February 28, 2005.

Cost Of Revenues

Cost of revenues was $0 for the three months ended February 28, 2006, as compared to $0 for the three months ended February 28, 2005.

Operating Expenses

Operating expenses for the three months ended February 28, 2006 were $2,349 compared to $7,789 for the three months ended February 28, 2005. This decrease was primarily attributed to a non recurring investment expense incurred during the three month period ending February 28, 2005 associated with the Bedrock Holdings transaction which was ultimately rescinded and a potential acquisition.

Loss From Operations

Loss from operations for the three months ended February 28, 2006 was $2,349 compared to $7,789 for the three months ended February 28, 2005.

Interest Expense

Interest expense was $8,004 and $8,004 for the three months ended February 28, 2006 and 2004, respectively.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $10,353 for the three months ended February 28, 2006, compared to $15,793 for the three months ended February 28, 2005. Net loss per common share was $.0002 for the three months ended February 28, 2006 and $.0001 for the three months ended February 28, 2005.

                 NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO
                       NINE MONTHS ENDED FEBRUARY 28, 2005

Revenues

Revenues were $0 for the nine months ended February 28, 2006, as compared to $0 for the nine months ended February 28, 2005.

Cost Of Revenues

Cost of revenues was $0 for the nine months ended February 28, 2006, as compared to $0 for the nine months ended February 28, 2005.

Operating Expenses

Operating expenses for the nine months ended February 28, 2006 were $3,540 compared to $68,377 for the nine months ended February 28, 2005. This decrease was primarily attributed to non-recurring professional fees, consulting expenses, and expenses related to the Bedrock Holdings acquisition, which was subsequently rescinded, and another potential acquisition which was not completed.

Loss From Operations

Loss from operations for the nine months ended February 28, 2006 was $48,552 compared to $92,389 for the nine months ended February 28, 2005.

Interest Expense

Interest expense was $24,012 and $24,012 for the nine months ended February 28, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $48,552 for the nine months ended February 28, 2006, compared to $92,389 for the nine months ended February 28, 2005. Net loss per common share was $.0004 for the nine months ended February 28, 2006 and $.0005 for the nine months ended February 28, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

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

         As of February 28, 2006, the Company had current assets consisting of cash and cash equivalents in the amount of $1,465. As of February 28, 2006, the Company had current liabilities consisting of accounts and debentures payable in the amount of $693,519.

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

                               RECENT DEVELOPMENTS

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

Item 4. Submission of Matters to a Vote of Securities Holders

         On January 17, 2006, the Company filed with the SEC a definitive information statement on Schedule 14C relating to the following items:

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

Item 5. Other Information

         None

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------  ------------------------------------------------------

31.1     Certification of Principal Executive Officer pursuant to Sarbanes-Oxley
         Section 302

31.2     Certification of Principal Financial Officer pursuant to Sarbanes-Oxley
         Section 302

32.1     Certification of Chief Executive Officer pursuant to Sarbanes-Oxley
         Section 906

32.2     Certification of Chief Financial Officer pursuant to Sarbanes-Oxley
         Section 906


 (b) Reports on Form 8-K:

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.



CAPITAL SOLUTIONS I, INC.

Date: April 17, 2006

By: /s/ CHRISTOPHER ASTROM
-----------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer