Form 10KSB/A
period 2005-05-31
CAPITAL SOLUTIONS I, INC.
filed 2006-08-15
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

None.


ITEM 8A. CONTROLS AND PROCEDURES

         ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures


         The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company's Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the Company's officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files and submits pursuant to the Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.


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

                 Date: August 14, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ CHRISTOPHER ASTROM
                 -------------------------
                 By:  Christopher Astrom
                 Director
                 Date:  August 14, 2006


                 /s/ RICHARD ASTROM
                 -------------------------
                 By:  Richard Astrom
                 Director
                 Date:  August 14, 2006