Form 10QSB/A
period 2006-02-28
CAPITAL SOLUTIONS I, INC.
filed 2006-08-15
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB/A
                                  (Amendment No. 1)
                        --------------------------------

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

Date: August 14, 2006

By: /s/ CHRISTOPHER ASTROM
-----------------------------
Christopher Astrom
Chief Executive Officer
Chief Financial Officer