Form 10KSB
period 2006-05-31
CAPITAL SOLUTIONS I, INC.
filed 2006-09-12
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended May 31, 2006

                         Commission file number: 0-9879

                            CAPITAL SOLUTIONS I, INC.
        ----------------------------------------------------------------
           (name of small business issuer as specified in its charter)

           Delaware                                         13-2648442
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employee Identification No.)
of incorporation or organization)

                        ONE N.E. FIRST AVENUE, SUITE 306
                              OCALA, FLORIDA 34470
        ----------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (718)-554-3652

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                       COMMON STOCK, $0.0000001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.00

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 11, 2006 $5,019.00

Number of outstanding shares of the registrant's par value $.0000001 common stock, as of September 11 2006: 96,732

DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):
         Yes [ ]    No [X]

                            CAPITAL SOLUTIONS I, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page

                                     Part I

Item 1.  Business .........................................................   1

Item 2.  Description of Property...........................................   8

Item 3.  Legal Proceedings.................................................   8

Item 4.  Submission of Matters to a Vote of Security Holders...............   8

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..........   9

Item 6.  Management's Discussion and Analysis..............................  10

Item 7.  Financial Statements..............................................  13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  28

Item 8A.  Controls and Procedures..........................................  28

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................  28

Item 10. Executive Compensation............................................  30

Item 11. Security Ownership of Certain Beneficial Owners
         and Management....................................................  31

Item 12. Certain Relationships and Related Transactions....................  31

Item 13. Exhibits..........................................................  31

Item 14. Principal Accountant fees and services............................  32

Signatures.................................................................  33

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

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

         On May 10, 2004, a wholly owned subsidiary of the Company, Capital Solutions I, Inc. ("Capital Solutions") was merged with and into the Company with the Company remaining as the surviving entity. As a result of the merger, the Company changed its name to "Capital Solutions I, Inc.". Immediately following the merger, the Company engaged in a 1:50 reverse stock split of its common stock. The stock split decreased the Company's issued and outstanding common stock from 61,110,595 to 1,222,628 and Capital Solutions, the non-surviving subsidiary, was dissolved. Additionally, pursuant to the merger, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The

Company does not believe the merger had any effect on the Company or its finances other than the amendment and restatement of the Company's Certificate of Incorporation. An Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on May 6, 2004.

         On July 29, 2004, the Company entered into an Investors Relations Program (the "IR AGREEMENT") with Turner Hughes Corporation ("TURNER") pursuant to which Turner agreed to provide certain investor relations services ("IR SERVICES") to the Company. Pursuant to the IR Agreement, and in consideration for the IR Services to be provided by Turner to the Company, the Company agreed to issue to Turner, a one time fee of 23 million newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends. The 23 million shares were issued post 1:50 reverse stock split effected by the Company on May 11, 2004. However, these shares have now been reduced to 4,600 as a result of 1:10 reverse split effective June 17, 2005 and a 1:500 reverse split effective January 31, 2006.

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

         On August 26, 2004, in order to provide the Company with a source of equity financing, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP, a Delaware limited partnership ("CORNELL") to receive advances up to $6 million and to issue common stock in lieu of repayment of such advances.

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

         Pursuant to the SEDA, the Company agreed to issue to Cornell, on the date of execution of the SEDA, 14,500,000 newly issued shares of the Company's common stock, $0.0000001 par value per share, bearing restrictive legends, as a one time commitment fee. These shares have now been reduced to 2,900 as a result of 1:10 reverse split effective June 17, 2005 and a 1:500 reverse split effective January 31, 2006.

         In addition, pursuant to the Placement Agent Agreement, the Company issued 500,000 newly issued shares of the Company's common stock $.0000001 par value, to Newbridge Securities Corporation as a one time placement fee. These shares have now been reduced to 100 as a result of 1:10 reverse split effective June 17, 2005 and a 1:500 reverse split effective January 31, 2006.

         The Company has not taken any advances on this equity line of credit. Prior to the final closing of the SEDA transaction the Company determined not to proceed and accordingly, the SEDA and its availability were terminated.

            At the time of issuance of the shares in connection with the SEDA, the Company was not engaged in any business operations and accordingly appeared to be a blank check company. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". It is the position of the Securities and Exchange Commission that securities issued by a blank check company cannot be resold under Rule 144, regardless of technical compliance with that rule, but must be registered under the Securities Act. Accordingly, the Company believes that the above discussed securities issued as part of the proposed SEDA may not be resold until registered.

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

         On May 26, 2005, Capital Solutions I, Inc. consummated the acquisition of Bedrock Holdings, Inc. ("Bedrock") pursuant to that certain Share-For-Share Exchange Agreement dated May 5, 2005 by and among the Company, Bedrock and the Bedrock Shareholders. The principals of Bedrock are experienced in the areas of capital investments and markets. The Company anticipated that the experience of the Bedrock principals would have been valuable in completing a proposed transaction with Victory Petroleum, Inc. and obtaining necessary funding for the completion of such transaction. In a short-form merger consummated on June 22, 2005, Bedrock was merged with and into the Company.

         On June 15, 2005, the Company entered into a letter of intent ("LOI") to acquire Victory Petroleum, Inc., a Florida corporation and 27 affiliated entities. The LOI was subsequently amended to extend the deadline for the execution of definitive agreements until August 15, 2005. The LOI was again amended extending the deadline for the execution of definitive agreements until September 30, 2005. As reported by the Company on Form 8-K dated October 3, 2005, the deal was subsequently abandoned after the parties could not agree on terms of the transaction.

         By October, 2005 negotiations with Victory Petroleum had terminated. On October 19, 2005, the Company rescinded the Bedrock acquisition. Specifically, the Company and Bedrock entered into and closed a Rescission Agreement together with each of the Bedrock Shareholders and certain other individuals.

         Pursuant to the terms of the Rescission Agreement, the Share-for-Share Exchange Agreement which had closed on May 16, 2005 was rescinded. The Company previously reported the entry into the Share-for-Share Exchange Agreement on Form 8-K dated May 9, 2005 and the subsequent closing of the transaction on a Form 8-K dated May 26, 2005.

         In accordance with the rescission, thirty million shares of common stock which had been issued to the Bedrock Shareholders and certain other individuals had been cancelled and returned to the treasury. In addition, the Company has returned its shareholding in Bedrock Holdings, Inc. The closing of the transaction occurred simultaneously with the receipt of the last signature on the Rescission Agreement. A copy of the Rescission Agreement is attached as
Exhibit 2.1 to the Form 8-K filed October 19, 2005. The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the full text of the Rescission Agreement.

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

         On January 31, 2006, The Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation law: the Company maintained its authorized common stock of 900,000,000 shares; engaged in a 1:500 reverse stock split of its common stock, decreasing the Company's issued and outstanding common stock from 48,466,672 to 96,732; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restated Certificate of Incorporation was filed with the Secretary of State on January 31, 2006.

ENCORE BUILDERS

         Encore Builders, the Company's former wholly-owned subsidiary, was engaged in the construction of the Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza, dated January 30, 2001.

         Encore Builders did not complete construction of the project. Accordingly, Conquistador Plaza declared Encore Builders, Inc. in default of its construction contract. In light of their dispute, the Company and Encore Builders decided to separate the businesses. On March 20, 2002, Braulio Gutierrez, who was then President and a director of the Company, and Braulio Gutierrez's sister, Patricia Gutierrez, who was then Vice President, Treasurer and a director of the Company, resigned from the Company. Christopher Astrom, a principal stockholder and a director of the Company, replaced Braulio Gutierrez as President. Subsequently, the Company assigned to Braulio Gutierrez the Company's Encore Builders Common Stock and Braulio Gutierrez returned his stock to the Company.

CURRENT BUSINESS

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

THE COMPETITION

         The Company does not have competition at this time as the Company has had no operating business since on or about March 20, 2002. However, many other Companies are seeking merger or acquisition opportunities, and a potential candidate may find one of these other entities more attractive for a variety of reasons, including, but not limited to, the terms negotiated for such merger or acquisition transaction.

EMPLOYEES

         Other than Christopher Astrom, who is the Chief Executive Officer and Chief Financial Officer of the Company, and Richard Astrom, who is the Secretary of the Company, the Company has no employees.

RECENT DEVELOPMENTS

         On August 27, 2001, the Company's former parent, Acquisition Corp., offered Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for Vacation Ownership Marketing, Inc. Debentures ("VAOM Debentures"). The Debentures were one year debentures and became due August 27, 2002. The Company did not repay the Debentures and accordingly, defaulted on the Debentures on August 27, 2002. The Debentures were issued in Colorado and pursuant to their terms, are governed by Colorado law which provides for a three year statute of limitations to pursue a claim under the Debentures. As of August 27, 2006 the Company had $400,202 in VAOM Debentures outstanding and $170,005 in accrued interest expense on the Debentures. The Company has determined that the statute of limitations to file a claim to seek repayment on the VAOM Debentures has passed and that no such claim has been filed. Accordingly, On August 27, 2006, the Company wrote off the Debenture balance of $400,202 and accrued interest of $170,005.

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

RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND BUSINESS MODEL

THE COMPANY'S LIQUIDITY IS LIMITED AND IT MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO FUND ITS BUSINESS

         The Company's cash is currently very limited and may not be sufficient to fund future operations. Although future operations are limited, the Company does incur expenses in maintaining its filing requirements in accordance with the Securities Exchange Act of 1934. If the Company is unable to raise additional capital, any future operations could be impeded. If the Company obtains additional funding, the issuance of additional capital stock may be dilutive to the Company's stockholders.

THE COMPANY CURRENTLY HAS NO OPERATIONS

         The Company has had no operations since March 20, 2002.

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

                      RISKS RELATED TO LEGAL UNCERTAINTIES

THE COMPANY HAS VIOLATED SECTION 5 OF THE SECURITIES ACT

         Section 5 of the Securities Act prohibits the sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. On August 27, 2001, the Company's former parent, Acquisition Corp., offered and sold Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for the VAOM Debentures, and the shares of the Company's common stock underlying the converted portion of the VAOM Debentures were sold by the holders of the VAOM Debentures. This series of transactions occurred over an approximate six month time period beginning August 27, 2001.

         This series of transactions was performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. As a result of this uncertainty, the Company classified certain amounts as temporary equity.

         Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Because actions by the holders of the Company's common stock received upon conversion of the VAOM Debentures are now barred by this statute of limitations, the Company has reclassified the amounts from temporary equity to permanent stockholder equity.

OTHER RISKS

THE COMPANY'S STOCK PRICE HAS DECLINED AND THE STOCK IS THINLY TRADED

         The trading price of the Company's common stock has declined significantly since approximately October 2001. Although the stock price recovered for a short period of time after the June, 2005 reverse split, and again after the January, 2006 reverse split, it has since declined again. The market for the Company's common stock is without significant volume and there can be no assurance of a change in the immediate future.

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

ITEM 2.  DESCRIPTION OF PROPERTY

            The Company's principal executive offices are located at One NE First Avenue, Suite 306, Ocala, Florida 34470. The Company does not have a lease but rather shares office space with its officers and directors and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

         At about the time the Company discontinued business operations in 1993, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach counties in the State of Florida, the persons holding judgments did not recertify or refile their judgments within the time limits as required by Florida statutes. The Company is not able to determine whether the above would have a material impact on its condensed consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol CSNI.OB. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin:

                                      Closing Bids

                                 HIGH                LOW

   Fiscal Year 2006

May 31, 2006                     1.25               0.15
February 28, 2006                1.25               0.007
November 30, 2005                1.25               0.008
August 31, 2005                  2.70               0.52

   Fiscal Year 2005

May 31, 2005                     0.20               0.06
February 29, 2004                0.18               0.065
November 30, 2004                0.10               0.02
August 31, 2004                  0.08               0.02


         (b) As of September 11, 2006, we had approximately 10 shareholders of record of the common stock.

         (c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

BLANK CHECK; REGISTRATION OF SECURITIES

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Operating Results and Market Price of Stock".

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

SUMMARY OF RESULTS

Following is a summary of the Company's operations for the years ended May 31, 2006 and 2005:

REVENUES

Revenues were $0 for the fiscal years ended May 31, 2006 and 2005.

OPERATING EXPENSES

Operating expenses for the fiscal year ended May 31, 2006 were $12,872 compared to $257,913 for the fiscal year ended May 31, 2006. The Company has little or no operations, however, during fiscal year May 31, 2005, the Company considered and pursued an acquisition and merger which resulted in large professional and consulting fees.

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND INTEREST EXPENSE

Loss from operations for the fiscal year ended May 31, 2006 was $12,872 compared to $257,913 for the fiscal year ended May 31, 2005.

OTHER INCOME

In the fiscal year end May 31, 2006, the Company recognized a one time credit of other income in the amount of $80,116 for the forgiveness of related party indebtedness.

INTEREST EXPENSE

Interest expense was $32,016 and $32,016 for the fiscal years ended May 31, 2006 and 2005, respectively.


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to Common Stock was $35,228 for the fiscal year ended May 31, 2006, compared to a loss of ($289,929) for the fiscal year ended May 31, 2005. Net income per common share was $.36 for the fiscal year ended May 31, 2006 and ($8.54) for the fiscal year ended May 31, 2005.

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

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control or directly from its officers and directors and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

         As of September 11, 2006, the Company had current assets consisting of cash and cash equivalents in the amount of $432. As of September 11, 2006, the Company had current liabilities consisting of accounts payable, debentures payable and short term notes payable in the amount of $629,707.

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


PLAN OF OPERATIONS

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control or directly from its officers and directors and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                            CAPITAL SOLUTIONS I, INC.
                              FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005

                            CAPITAL SOLUTIONS I, INC.
                              FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005

                        INDEX TO THE FINANCIAL STATEMENTS



                                                                        PAGE(S)

AUDITED FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm               15

     Balance Sheet as of May 31, 2006                                      16

     Statements of Operations for the Years Ended May 31, 2006
        and 2005                                                           17

     Statement of Changes in Stockholders' (Deficit) for the
       Years Ended May 31, 2006 and 2005                                   18

     Statements of Cash Flows for the Years Ended May 31, 2006
        and 2005                                                         19-20

     Notes to the Financial Statements                                   21-27

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Capital Solutions I, Inc.
Ocala, Florida

We have audited the accompanying balance sheet of Capital Solutions I, Inc. (the "Company") as of May 31, 2006 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years then ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements for the fiscal years ended May 31, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. These concerns include substantial accumulated deficits and no operating business. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Solutions I, Inc. as of May 31, 2006 and 2005, and the results of its operations, changes in stockholders' (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 5, 2006

MEMBERS OF:      AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                 NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                 PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                 NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                            CAPITAL SOLUTIONS I, INC.
                                  BALANCE SHEET
                                  May 31, 2006


                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                     $              432
                                                                                --------------------

               TOTAL CURRENT ASSETS                                                             432
                                                                                --------------------


TOTAL ASSETS                                                                     $              432
                                                                                ====================


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                    211,505
   Debentures payable                                                                       400,202
   Short-term notes payable and advances                                                     18,000
                                                                                --------------------

               TOTAL CURRENT LIABILITIES                                                    629,707
                                                                                --------------------

 STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.0000001 par value, 20,000,000 shares authorized, 50,000 issued and outstanding at May 31, 2006
   Common stock, $.0000001 par value, 900,000,000 shares
    authorized, 96,732 issued and outstanding at May 31, 2006                                     -
   Additional paid-in capital                                                               451,414
   Accumulated deficit                                                                   (1,080,689)
                                                                                --------------------

               TOTAL STOCKHOLDERS' (DEFICIT)                                               (629,275)
                                                                                --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $              432
                                                                                ====================

                            CAPITAL SOLUTIONS I, INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                                   2006                 2005
                                                            -------------------  -------------------
OPERATING REVENUES
   Revenue                                                   $               -    $               -

COST OF REVENUES                                                             -                    -
                                                            -------------------  -------------------

GROSS PROFIT                                                                 -                    -

OPERATING EXPENSES
   Professional fees and consulting                                          -              230,000
   Accounting and audit fees                                             9,324               14,500
   Stock transfer fees                                                   1,769                3,320
   Administrative and other                                              1,779               10,093
                                                            -------------------  -------------------
                 TOTAL OPERATING EXPENSES                               12,872              257,913
                                                            -------------------  -------------------

NET (LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME (EXPENSE)                                              (12,872)            (257,913)
                                                            -------------------  -------------------

OTHER INCOME (EXPENSE)
   Related Party Debt Forgiveness                                       80,116                    -
   Interest expense                                                    (32,016)             (32,016)
                                                            -------------------  -------------------
                 TOTAL OTHER (EXPENSE)                                  48,100              (32,016)
                                                            -------------------  -------------------

NET INCOME (LOSS) BEFORE
   INCOME TAXES                                                         35,228             (289,929)
   Provision for income taxes                                                -                    -
                                                            -------------------  -------------------

NET INCOME (LOSS) FROM  OPERATIONS                           $          35,228    $        (289,929)
                                                            -------------------  -------------------

NET INCOME (LOSS) FROM
OPERATIONS PER SHARE                                         $            0.36    $           (8.54)
                                                            ===================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                      96,732               33,949
                                                            ===================  ===================

                            CAPITAL SOLUTIONS I, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                  PREFERRED                                    ADDITIONAL
                                                    STOCK              COMMON STOCK             PAID-IN     ACCUMULATED
                                                    SHARES    AMOUNT      SHARES      AMOUNT    CAPITAL       DEFICIT       TOTAL
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------
BALANCE - MAY 31, 2004                               50,000        -      1,222,628   $    -   $  218,814    $ (825,988)  $(607,174)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

 Issuance of common stock to officers                     -        -    250,000,000   $   25   $   49,975             -      50,000

 Issuance of common stock to consultants                  -        -     38,000,000   $    4   $    7,596             -       7,600

 Issuance of common stock for services                    -        -    150,000,000   $   15   $  134,985             -     135,000

 Issuance of common stock for legal services              -        -     44,444,444   $    4   $   39,996             -      40,000

 Issuance of common stock for acquisition
      of subsidiary                                       -        -    300,000,000   $   30   $   20,970             -      21,000

  Net loss                                                -        -              -   $    -   $        -      (289,929)   (289,929)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

BALANCE - MAY 31, 2005                               50,000        -    783,667,072   $   78   $  472,336   $(1,115,917)  $(643,503)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

  June 17, 2005 - 10 to 1: Retroactively
         Restated                                                      (705,300,400)  $  (70)  $       70                         -

  January 31, 2006 - 500 to 1: Retroactively
         Restated                                                       (48,269,940)  $   (5)  $        5                         -

BALANCE RESTATED- MAY 31, 2005                       50,000        -     30,096,732   $    3   $  472,411   $(1,115,917)  $(643,503)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

  Rescission agreement - cancel                                         (30,000,000)  $   (3)  $  (20,997)                $ (21,000)

  Net Income                                              -        -              -   $    -   $        -        35,228      35,228
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------
BALANCE - MAY 31, 2006                               50,000   $    -         96,732   $    -   $  451,414   $(1,080,689)  $(629,275)
                                                 =========== ======== ============== ======== ============ ============= ===========

                            CAPITAL SOLUTIONS I, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                                          2006              2005
                                                                     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATIONS:
  Net Income (Loss)                                                   $       35,228    $     (289,929)
                                                                     ----------------  ----------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CHANGE
     IN OPERATING ACTIVITIES:
   Common stock issued for professional and consulting services                    -           232,600
   Cash acquired from subsidiary                                                   -               133
   Forgiveness of debt                                                       (80,116)                -

CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                          27,183            41,516
                                                                     ----------------  ----------------
               TOTAL ADJUSTMENTS                                             (52,933)          274,249
                                                                     ----------------  ----------------

               NET CASH (USED IN) OPERATING ACTIVITIES                       (17,705)          (15,680)
                                                                     ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from officers loan                                           18,000                 -
        (Payments) from short-term notes payable and advances                      -            (8,405)
                                                                     ----------------  ----------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            18,000            (8,405)
                                                                     ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             295           (24,085)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    137            24,222
                                                                     ----------------  ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $          432    $          137
                                                                     ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                                    $            -    $            -
                                                                     ================  ================
          Income taxes                                                $            -    $            -
                                                                     ================  ================

                            CAPITAL SOLUTIONS I, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005



                                                                             2006              2005
                                                                        ---------------   ----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

   Net effect of stock acquisition of Bedrock Holdings, Inc.:
   Cash                                                                  $           -     $          133
   Equipment, net                                                                    -                 26
   Goodwill recognized                                                               -             91,970
   Loans from stockholders                                                           -             (6,352)
   Lines of credit                                                                   -            (64,777)
                                                                        ---------------   ----------------

   Common stock issued for the acquisition of Bedrock Holdings, Inc.     $           -     $       21,000
                                                                        ===============   ================

   Common stock issued for professional and consulting                   $           -     $      232,600
                                                                        ===============   ================

                            CAPITAL SOLUTIONS I, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005


NOTE 1 - ORGANIZATION

         Capital Solutions I, Inc., "CSI" (the "Company") was incorporated in Delaware as Magnum Communications Corp in 1969. It changed names to its present name on May 10, 2004. Before changing its name to Capital Solutions I, Inc. they changed to Vacation Ownership Marketing, Inc. Coinciding with the name change, the Company did not change its business structure, which was the development and marketing of time-shared condominiums, which it continued until 1983. During the year 1983, the Company experienced financial difficulties and encountered adverse litigation. The Company's charter expired until May 7, 2000, when a certificate of renewal was issued.

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

         As of May 10, 2004, the Company merged with Vacation Ownership Marketing, Inc. A 1:50 reverse stock split of the company's common stock became effective. As a result of the reverse stock split, Vacation Ownership Marketing, Inc. changed its name to Capital Solutions I, Inc. ("the Company"). The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,005. Capital Solutions I, Inc. had no assets or liabilities. After the consummation of the merger, Capital Solutions I, Inc. will cease to exist. Additionally, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company of its finances other than the amendment and restatement of the Company's Certificate of Incorporation.

         On May 26, 2005, Capital Solutions I, Inc., ("The Company") consummated a Share Exchange Agreement with Bedrock Holdings Corporation, Inc., a privately held Company whereby, Capital Solutions I, Inc., agreed to acquire all the outstanding capital stock of Bedrock Holdings Corporation, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, Bedrock Holdings Corporation, Inc. was treated as a wholly owned subsidiary of Capital Solutions I, Inc.

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

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 1 - ORGANIZATION (CONTINUED)

         On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock, which had been issued to the Bedrock Shareholders, and certain other individuals have been cancelled and returned to the treasury.

         On January 31, 2006 the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: the Company engaged in a 1:500 reverse stock split of its common stock, decreasing the Company's issued outstanding common stock from 48,366,672 to 96,732; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on January 31, 2006.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         REVENUE AND COST RECOGNITION

         The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collectibility is reasonably assured.

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005




NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         Income taxes are computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial basis reporting amounts at each year-end based on enacted tax laws and statutory tax rates. All deferred tax assets that arose from the carryforward of net operating losses have been offset by a valuation allowance due to the uncertainty of the realization of these tax assets.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents and accounts payable approximate their fair value because of the immediate or short-term maturity of these financial instruments.

         STOCK-BASED COMPENSATION

         The Company has elected to follow ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 requires companies to provide a pro forma disclosure of net income and earnings per share. The accounting for both fixed and variable stock based awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to "fair value", which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock's volatility.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for periods presented.

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                           May 31, 2006          May 31, 2005
                                        ------------------    ------------------
Net Income (Loss)                        $         35,228      $       (289,929)
                                        ==================    ==================

Weighted-average common shares
Outstanding (Basic)                                96,732                33,495

Weighted-average common stock
Equivalents
     Stock options                                      -                     -
     Warrants                                           -                     -
                                        ------------------    ------------------

Weighted-average common shares
Outstanding (Diluted)                              96,732                33,495
                                        ==================    ==================

         There are no options and warrants outstanding to purchase stock at May 31, 2006 or 2005.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following represents the Company's accounts payable and accrued expenses as of May 31, 2006 and 2005:

                                                  2006              2005
                                              --------------    --------------

Professional fees                              $     41,500      $     46,200
Accrued interest on debentures                      170,005           137,989
                                              --------------    --------------
                                               $    211,505      $    184,189
                                              ==============    ==============

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005



NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE

         The Company has outstanding convertible debentures at May 31, 2006 in the amount of $400,202. These debentures accrue interest at 8% per annum. These debentures mature along with the related interest at August 27, 2003. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures are in default and are classified as a current liability.

NOTE 5 - STOCKHOLDERS' (DEFICIT)

         At May 31, 2006 and 2005, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001. The 2005 amounts have been retroactively restated.

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

         On January 31, 2006, a 1:500 reverse stock split of the Company's common stock became effective. This stock split decreased the issued and outstanding shares from 78,366,672 to 96,372.

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005




NOTE 6 - PROVISION FOR INCOME TAXES

         The Company did not provide for income taxes for the fiscal year ended May 31, 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         At May 31, 2006, the deferred tax assets consist of the following:

                                                                    2006
                                                              -----------------
Deferred taxes due to net operating loss
carryforwards                                                  $       352,540

Less:  Valuation allowance                                            (352,540)
                                                              -----------------

Net deferred tax asset                                         $             -
                                                              =================

NOTE 7 - SHORT-TERM NOTES PAYABLE AND ADVANCES

         During the year ended May 31, 2006, the Company has received a total of $18,000 either in the form of short-term advances or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company, non interest bearing. The balance of these net advances was $18,000. At May 31, 2006 the company wrote off loans from affiliated companies resulting in Income from debt forgiveness of $80,116.


NOTE 8 - GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred net operating deficits for the years ended May 31, 2006 and 2005. In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005



NOTE 9 - LITIGATION

         At about the time the Company discontinued its business in 1983, it experienced adverse litigation, and judgments were rendered against the Company. In official records of Broward and Palm Beach Counties in the State of Florida, persons holding judgments did not re-certify or re-file their judgments within the time limits as required by Florida statutes. Management is not able to determine whether the above would have a material impact on its financial statements.

NOTE 10 - RELATED PARTY TRANSACTIONS

         As discussed in Note 7, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of May 31, 2006, the Company has outstanding amounts due its affiliates of $18,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 8A.  CONTROLS AND PROCEDURES

         The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

         The following individuals were serving as executive officers of the Company on September 11, 2006:

Name                            Age         Title

Christopher Astrom              35        President, Chief Executive Officer and
                                          Chief Financial Officer

Richard Astrom                  59        Director


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

         Christopher Astrom (35). Christopher Astrom has been a director of the Company since August 2001 and is currently the President, Chief Executive Officer and Chief Financial Officer. He has served as Vice President of National Residential Properties, Inc., since June 1995 and has served as Secretary and Treasurer of Genesis Capital Corporation of Nevada since September 2001 and is currently a director and has served as President of Prime Rate Investors, Inc. since September 2002.

         Richard Astrom (59). Richard Astrom has been a director of the Company since September 2001. Richard Astrom has served as President and a director of National Residential Properties, Inc. since 1994. He has also been President and a director of Genesis Capital Corporation of Nevada since September 2001 and a director of Prime Rate Investors, Inc. since August 2002.

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees other than Christopher Astrom and Richard Astrom.

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

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended May 31, 2006, 2005 and 2004 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation           Long Term Compensation Awards
                                -------------------           -----------------------------
                                                                       Securities
                                                          Restricted   Underlying     All other
Name and Principal                    Salary   Bonus         Stock     Options/      compensation
        Position               Year     ($)     ($)         Award(s)   Warrants          ($)
----------------------------- ------ -------- -------    ------------- ------------ --------------
Christopher Astrom             2006      0       0             0          0               0
                               2005      0       0        150,000,000     0               0
                               2004      0       0                        0               0
Richard Astrom                 2006      0       0             0          0               0
                               2005      0       0        250,000,000     0               0
                               2004      0       0             0          0               0


EMPLOYMENT CONTRACTS

         The Company does not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

         The Company may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

         The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2006 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended May 31, 2006.

         On July 19, 2005, the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom are guaranteed that their stock ownership percentage in the Company will not drop below 51%.


Directors Compensation

         The Company's directors were not compensated for services rendered as a director during fiscal 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of May 31, 2006, the number of outstanding common shares of the Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.


---------------------------------------------- -------------------- ------------
Owner                                              Common Shares     Percentage
---------------------------------------------- -------------------- ------------
Christopher Astrom                                    30,001           31.01%
---------------------------------------------- -------------------- ------------
Richard Astrom                                        50,000           51.69
---------------------------------------------- -------------------- ------------
Officers and directors as a group (2 persons)         80,001           82.7%
---------------------------------------------- -------------------- ------------


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

3.2      Certificate of Amendment to Certificate of Incorporation of the Company

3.3 Bylaws of the Company (previously filed as Exhibit 3.2 to Form 10-KSB filed January 14, 2004).

3.4 Amended and Restated Certificate of Incorporation of the Company (previously filed as Appendix A to Definitive Information Statement on
         Schedule 14C filed January 17, 2006).

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

10.6 Assignment and Assumption Agreement between Acquisition Corp, and the Company, dated Sep tember 19, 2001 (previously filed as Exhibit 10.3 to Form 10-QSB filed January 18, 2001).

10.7 Escrow Agreement dated December 13, 2001, among Equity Planners LLC, Sea Lion Investors LLC, Myrtle Holdings LLC, and Sroya Holdings Company, Inc. (previously filed as Exhibit 10.4 to Form 10-QSB filed on January 18, 2002).

31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Sec tion 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit and Non-Audit Fees

         Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended May 31, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                              Fiscal Year Ending         Fiscal Year Ending
                                 May 31, 2006               May 31, 2005

Audit Fees                          $1,000                     $8,500

Audit-Related Fees                  $5,000                     $6,000

Tax Fees                            $3,324                     $1,200

TOTAL                               $9,324                    $15,700

         Audit Fees for the fiscal years ended May 31, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees as of the fiscal years ended May 31, 2006 and 2005 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees as of the fiscal years ended May 31, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended May 31, 2006 and 2005.

         As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2- 1(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

            The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bagell, Josephs & Levine in 2006 were approved by the Board of Directors.

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

                                        Date: September 12, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        /s/ CHRISTOPHER ASTROM
                                        By:  Christopher Astrom
                                        Director
                                        Date:  September 12, 2006


                                        /s/ RICHARD ASTROM
                                        -------------------------
                                        By:  Richard Astrom
                                        Director
                                        Date:  September 12, 2006