Form 10KSB/A
period 2006-05-31
CAPITAL SOLUTIONS I, INC.
filed 2006-09-21
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

Number of outstanding shares of the registrant's par value $.0000001 common stock, as of September 11 2006: 96,732

DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):
         Yes [ ]    No [X]


Note that this Amended Form 10-KSB/A has been filed to reflect amendments to
Item 8A - Controls and Procedures.

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

                                        Date: September 21, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        /s/ CHRISTOPHER ASTROM
                                        By:  Christopher Astrom
                                        Director
                                        Date:  September 21, 2006


                                        /s/ RICHARD ASTROM
                                        -------------------------
                                        By:  Richard Astrom
                                        Director
                                        Date:  September 21, 2006