Form 10QSB
period 2006-08-31
CAPITAL SOLUTIONS I, INC.
filed 2006-10-18
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2006

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number 0-9879

CAPITAL SOLUTIONS I, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-2648442
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identifi- cation Number)

ONE N.E. FIRST AVENUE, SUITE 306
OCALA, FLORIDA 34470

(Address of principal executive offices)

(352) 867-5183

Issuer’s telephone number

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

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [_]    No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]    No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 17, 2006, there were 66,732 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format    Yes [_]  No [X]

CAPITAL SOLUTIONS I, INC.
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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
FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
AUGUST 31, 2006

ASSETS

2006
CURRENT ASSETS
Cash and cash equivalents	$396

Total current assets	396

FIXED ASSETS, net	-

OTHER ASSETS
Goodwill	-

Total other assets	-

TOTAL ASSETS	$396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-
Debentures payable	-
Short-term notes payable and advances	-
Lines of credit	-

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0000001 par value, 20,000,000 shares
authorized, 50,000 issued and outstanding at August 31, 2006
Common stock, $.0000001 par value, 900,000,000 shares
authorized, 96,732 issued and outstanding at August 31, 2006
Additional paid-in capital	451,450
Accumulated deficit	(451,054)

Total stockholders' equity	396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

	2006	2005
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees and consulting	-	-
Accounting and audit fees	-	-
Stock transfer fees	-	-
Administrative and other	36	36
Total operating expenses	36	36

LOSS BEFORE OTHER INCOME (EXPENSE)	(36)	(36)

OTHER INCOME (EXPENSE)
Debt forgiveness	629,707
Interest expense	-	(8,004)
Total other Income (expense)	629,707	(8,004)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:	(36)	(8,040)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$629,671	$(8,040)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
From continuing operations	$6.5094	$(0.0005)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	96,732	3,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$629,671	$(36)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock - fees	-	-
Forgiveness of debt	(629,707)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	8,004
Total adjustments	(629,707)	8,004

Net cash provided by (used in) operating activities	(36)	7,968

CASH FLOWS FROM FINANCING ACTIVITIES
Payments from short-term notes payable and advances	-	-

Net cash (used in) provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	7,968

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	432	137

CASH AND CASH EQUIVALENTS - END OF PERIOD	$396	$8,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AUGUST 31, 2006 AND 2005

NOTE 1 - ORGANIZATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and the procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments including normal recurring adjustments necessary to present fairly the operations, changes in stockholders’ equity (deficit), temporary equity, and cash flows for the period presented.

Capital Solutions I, Inc., “CSI” (formerly Vacation Ownership Marketing, Inc.) (the “Company”) was incorporated in Delaware as Magnum Communications Corp in 1969. It changed names to its present name on May 10, 2004. Before changing its name to Capital Solutions I, Inc. they changed to Vacation Ownership Marketing, Inc. Coinciding with the name change, the Company did not change its business structure, which was the development and marketing of time-shared condominiums, which it continued until 1983. During the year 1983, the Company experienced financial difficulties and encountered adverse litigation. The Company’s charter expired until May 7, 2000, when a certificate of renewal was issued.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AUGUST 31, 2006 AND 2005

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

As of May 10, 2004, the Company merged with Vacation Ownership Marketing, Inc. A 1:50 reverse stock split of the company’s common stock became effective. As a result of the reverse stock split, Vacation Ownership Marketing, Inc. changed its name to Capital Solutions I, Inc. “the Company”. The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,005. Capital Solutions I, Inc. had no assets or liabilities. After the consummation of the merger, Capital Solutions I, Inc. will cease to exist. Additionally, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company of its finances other than the amendment and restatement of the Company’s Certificate of Incorporation.

On June 17, 2005 the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: the Company decreased its authorized common stock from 20,000,000,000 to 900,000,000 shares; decreased its authorized preferred stock from 200,000,000 to 20,000,000; engaged in a 1:10 reverse stock split of its common stock, decreasing the Company’s issued outstanding common stock from 783,667,072 to 78,366,672; and the approval of the Amended and Restated Articles of Incorporation. An amended and Restate Certificate of Incorporation was filed with the Delaware Secretary of State on June 17, 2005.

On October 19, 2005, the company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock, which had been issued to the Bedrock Shareholders, and certain other individuals have been cancelled and returned to the treasury.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
AUGUST 31, 2006 AND 2005

NOTE 1 - ORGANIZATION (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements for 2006 and 2005 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Start-Up Costs

The Company adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
AUGUST 31, 2006 AND 2005

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

Stock-Based Compensation

The Company has elected to follow (“SFAS 123”), “Accounting for Stock-Based Compensation”. SFAS 123 requires companies to provide a pro-forma disclosure of net income and earnings per share. The accounting for both fixed and variable awards is compensation expense at least equal to a defined minimum value over the service period. SFAS 123 measures compensation with reference to “fair value”, which equals the sum of three elements; intrinsic value, time value of money, and time value associated with the stock’s volatility.

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

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
AUGUST 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	August 31,	August 31,
	2006	2005
Net Income (Loss)	$629,671	$(8,040)

Weighted-average common shares
Outstanding (Basic)	96,732	3,349

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	96,732	3,349

There are no options and warrants outstanding to purchase stock at August 31, 2006 and 2005.

NOTE 3 - STOCKHOLDERS’ EQUITY

There were no stock transactions for the period ended August 31, 2006.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
AUGUST 31, 2006 AND 2005

.

NOTE 4 - PROVISION FOR INCOME TAXES

The Company did not provide for income taxes in the three months ended August 31, 2006 and 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At August 31, 2006 and 2005, the deferred tax assets consists of the following:

	2006	2005

Deferred taxes due to net operating loss
carryforwards	$135,316	$337,187

Less: Valuation allowance	(135,316)	(337,187)

Net deferred tax asset	$-	$-

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
AUGUST 31, 2006 AND 2005

NOTE 5 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company incurred net operating losses for the three months ended August 31, 2006 and 2005. The Company has no revenues to support itself.

In view of these matters, continuing as a going concern is dependent upon the Company’s ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 6 - FORGIVENESS OF DEBT

The company has recognized $629,707 of debt forgiveness for the quarter. The company had outstanding convertible debentures in the amount of $400,202 which matured August 27, 2003. The debentures had been reported as a current liability in previous quarters. Under Colorado Law, these debentures along with the associated interest accrued and expenses of $229,505 have expired.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED August 31, 2006 COMPARED TO THREE MONTHS ENDED August 31, 2005

Revenues

Revenues were $0 for the three months ended August 31, 2006 and for the three months ended August 31, 2005.

Operating Expenses

Operating expenses for the three months ended August 31, 2006 were $36.

Other Income

Other income was $629,707 for the three months ended August 31, 2006. This $629,707 represents the benefit received by the Company from the write off of the VAOM Debentures as discussed in further detail under “Continuing Operations, Liquidity and Capital Resources.”

Interest Expense

Interest expense was $0 and $8,004 for the three months ended August 31, 2006 and 2005, respectively. The decline in interest expense was the result of the write off of the VAOM Debentures and the debt and interest expense associated therewith.

Net Income (Loss) Applicable To Common Stock

Net income applicable to Common Stock was $629,671 for the three months ended August 31, 2006, compared to a net loss of ($8,040) for the three months ended August 31, 2005. Net income per common share was $6.5094 for the three months ended August 31, 2006 compared to a net loss of ($.0005) for the three months ended August 31, 2005.

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

As of August 31 2006, the Company had current assets consisting of cash and cash equivalents in the amount of $396. As of August 31, 2006, the Company had no current liabilities.

On August 27, 2001, the Company's former parent, Acquisition Corp., offered Acquisition Corp. Debentures. The Acquisition Corp. Debentures were exchanged for Vacation Ownership Marketing, Inc. Debentures ("VAOM Debentures"). The Debentures were one year debentures and became due August 27, 2002. The Company did not repay the Debentures and accordingly, defaulted on the Debentures on August 27, 2002. The Debentures were issued in Colorado and pursuant to their terms, are governed by Colorado law which provides for a three year statute of limitations to pursue a claim under the Debentures. As of August 27, 2006 the Company had $400,202 in VAOM Debentures outstanding and $170,005 in accrued interest expense on the Debentures. The Company has determined that the statute of limitations to file a claim to seek repayment on the VAOM Debentures has passed and that no such claim has been filed. Accordingly, On August 27, 2006, the Company wrote off the Debenture balance of $400,202 and accrued interest of $229,005.

During the three-month period ended August 31, 2006, the Company did not generate any cash and used $36 for operations.

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

ITEM 3.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of the end of the period covered by this quarterly report on Form 10QSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company's Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the Company's officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files and submits pursuant to the Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the first quarter of fiscal 2007.

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

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOLUTIONS I, INC.

/s/ CHRISTOPHER ASTROM

By: Christopher Astrom
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
Date: October 18, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ CHRISTOPHER ASTROM

By: Christopher Astrom
Director
Date: October 18, 2006

/s/ RICHARD ASTROM

By: Richard Astrom
Director
Date: October 18, 2006