Form 10KSB/A
period 2006-05-31
CAPITAL SOLUTIONS I, INC.
filed 2007-01-11
CIK 61500

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

Number of outstanding shares of the registrant's par value $.0000001 common stock, as of September 11 2006: 96,732

DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):
         Yes [ ]    No [X]


Note that this Amended Form 10-KSB/A has been filed to reflect an amendment to the financial statements.

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

OPERATING EXPENSES

Operating expenses for the fiscal year ended May 31, 2006 were $12,872 compared to $257,913 for the fiscal year ended May 31, 2005. The Company has little or no operations, however, during fiscal year May 31, 2005, the Company considered and pursued an acquisition and merger which resulted in large professional and consulting fees.

LOSS FROM OPERATIONS BEFORE OTHER INCOME AND INTEREST EXPENSE

Loss from operations for the fiscal year ended May 31, 2006 was $12,872 compared to $257,913 for the fiscal year ended May 31, 2005.

INTEREST EXPENSE

Interest expense was $32,016 and $32,016 for the fiscal years ended May 31, 2006 and 2005, respectively.


NET LOSS APPLICABLE TO COMMON STOCK


Net loss applicable to Common Stock was $44,888 for the fiscal year ended May 31, 2006, compared to a loss of ($289,929) for the fiscal year ended May 31, 2005. Net loss per common share was $.46 for the fiscal year ended May 31, 2006 and $8.54 for the fiscal year ended May 31, 2005.

RESTATEMENT OF FINANCIAL STATEMENTS

On November 29, 2006, the Company ("registrant") determined the financial statements should be revised for the fiscal year ended May 31, 2006 to reclassify $80,116 of related-party debt forgiveness from other income to capital, or more specifically, additional paid-in capital. The effects of this restatement are as follows:

     o   Additional paid-in capital increased $80,116 from $451,414 to $531,530.

     o   Accumulated (deficit) increased from $(1,080,689) to $(1,160,805).

     o   Net income decreased from $35,228 to a net (loss) of $(44,888).

     o   Net income from operations per share decreased from $0.36 to a net
         (loss) per share of $(0.46).

This restatement has no effect on the financial position, operations, or cash flows of the Company for any prior annual or interim periods presented (forms 10-KSB and 10-QSB). The Company's board of directors has discussed all details of the restatement with the registrant's independent accountants.


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


As discussed in Note 1, the financial statements as of May 31, 2006 and for the year ended May 31, 2006 have been restated.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 5, 2006 (January 11, 2007 as to the effects of the restatement discussed in note 1)

MEMBERS OF:      AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                 NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                 PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                 NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                            CAPITAL SOLUTIONS I, INC.
                            BALANCE SHEET (RESTATED)
                                  May 31, 2006


                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                     $              432
                                                                                --------------------

               TOTAL CURRENT ASSETS                                                             432
                                                                                --------------------


TOTAL ASSETS                                                                     $              432
                                                                                ====================


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $          211,505
   Debentures payable                                                                       400,202
   Short-term notes payable and advances                                                     18,000
                                                                                --------------------

               TOTAL CURRENT LIABILITIES                                                    629,707
                                                                                --------------------

 STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.0000001 par value, 20,000,000 shares authorized, 50,000 issued and outstanding at May 31, 2006
   Common stock, $.0000001 par value, 900,000,000 shares
    authorized, 96,732 issued and outstanding at May 31, 2006                                     -
   Additional paid-in capital                                                               531,530
   Accumulated deficit                                                                   (1,160,805)
                                                                                --------------------

               TOTAL STOCKHOLDERS' (DEFICIT)                                               (629,275)
                                                                                --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $              432
                                                                                ====================

                            CAPITAL SOLUTIONS I, INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                                   2006                 2005
                                                                (RESTATED)
                                                            -------------------  -------------------
OPERATING REVENUES
   Revenue                                                   $               -    $               -

COST OF REVENUES                                                             -                    -
                                                            -------------------  -------------------

GROSS PROFIT                                                                 -                    -

OPERATING EXPENSES
   Professional fees and consulting                                          -              230,000
   Accounting and audit fees                                             9,324               14,500
   Stock transfer fees                                                   1,769                3,320
   Administrative and other                                              1,779               10,093
                                                            -------------------  -------------------
                 TOTAL OPERATING EXPENSES                               12,872              257,913
                                                            -------------------  -------------------

NET (LOSS) FROM OPERATIONS BEFORE
   OTHER (EXPENSE)                                                     (12,872)            (257,913)
                                                            -------------------  -------------------

OTHER (EXPENSE)
   Interest expense                                                    (32,016)             (32,016)
                                                            -------------------  -------------------
                 TOTAL OTHER (EXPENSE)                                 (32,016)              48,100
                                                            -------------------  -------------------

NET (LOSS) BEFORE
   INCOME TAXES                                                        (44,888)            (289,929)
   Provision for income taxes                                                -                    -
                                                            -------------------  -------------------

NET (LOSS) FROM  OPERATIONS                                  $         (44,888)   $        (289,929)
                                                            -------------------  -------------------

NET (LOSS) FROM
OPERATIONS PER SHARE                                         $            (0.46)  $           (8.54)
                                                            ===================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                      96,732               33,949
                                                            ===================  ===================

                            CAPITAL SOLUTIONS I, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                  PREFERRED                                    ADDITIONAL
                                                    STOCK              COMMON STOCK             PAID-IN     ACCUMULATED
                                                    SHARES    AMOUNT      SHARES      AMOUNT    CAPITAL       DEFICIT       TOTAL

(RESTATED) (RESTATED) (RESTATED)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------
BALANCE - MAY 31, 2004                               50,000        -      1,222,628   $    -   $  218,814    $ (825,988)  $(607,174)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

 Issuance of common stock to officers                     -        -    250,000,000   $   25   $   49,975             -      50,000

 Issuance of common stock to consultants                  -        -     38,000,000   $    4   $    7,596             -       7,600

 Issuance of common stock for services                    -        -    150,000,000   $   15   $  134,985             -     135,000

 Issuance of common stock for legal services              -        -     44,444,444   $    4   $   39,996             -      40,000

 Issuance of common stock for acquisition
      of subsidiary                                       -        -    300,000,000   $   30   $   20,970             -      21,000

  Net loss                                                -        -              -   $    -   $        -      (289,929)   (289,929)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

BALANCE - MAY 31, 2005                               50,000        -    783,667,072   $   78   $  472,336   $(1,115,917)  $(643,503)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

  June 17, 2005 - 10 to 1: Retroactively
         Restated                                                      (705,300,400)  $  (70)  $       70                         -

  January 31, 2006 - 500 to 1: Retroactively
         Restated                                                       (48,269,940)  $   (5)  $        5                         -

BALANCE RESTATED- MAY 31, 2005                       50,000        -     30,096,732   $    3   $  472,411   $(1,115,917)  $(643,503)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------

  Rescission agreement - cancel                                         (30,000,000)  $   (3)  $  (20,997)                $ (21,000)

  Related Party Debt Forgiven and Converted to Equity                                          $   80,116   $    80,116

  Net loss                                                -        -              -   $    -   $        -       (44,888)    (44,888)
                                                 ----------- -------- -------------- -------- ------------ ------------- -----------
BALANCE - MAY 31, 2006                               50,000   $    -         96,732   $    -   $  531,530   $(1,160,805)  $(629,275)
                                                 =========== ======== ============== ======== ============ ============= ===========

                            CAPITAL SOLUTIONS I, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                                          2006              2005
                                                                       (RESTATED)
                                                                     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATIONS:
  Net (Loss)                                                          $      (44,888)   $     (289,929)
                                                                     ----------------  ----------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CHANGE
     IN OPERATING ACTIVITIES:
   Common stock issued for professional and consulting services                    -           232,600
   Cash acquired from subsidiary                                                   -               133

CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                          27,183            41,516
                                                                     ----------------  ----------------
               TOTAL ADJUSTMENTS                                              27,183           274,249
                                                                     ----------------  ----------------

               NET CASH (USED IN) OPERATING ACTIVITIES                       (17,705)          (15,680)
                                                                     ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from officers loan                                           18,000                 -
        (Payments) from short-term notes payable and advances                      -            (8,405)
                                                                     ----------------  ----------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            18,000            (8,405)
                                                                     ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             295           (24,085)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    137            24,222
                                                                     ----------------  ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $          432    $          137
                                                                     ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                                    $            -    $            -
                                                                     ================  ================
          Income taxes                                                $            -    $            -
                                                                     ================  ================

                            CAPITAL SOLUTIONS I, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005



                                                                             2006              2005
                                                                          (RESTATED)
                                                                        ---------------   ----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

   Net effect of stock acquisition of Bedrock Holdings, Inc.:
   Cash                                                                  $           -     $          133
   Equipment, net                                                                    -                 26
   Goodwill recognized                                                               -             91,970
   Loans from stockholders                                                           -             (6,352)
   Lines of credit                                                                   -            (64,777)

   Common stock issued for the acquisition of Bedrock Holdings, Inc.     $           -     $       21,000
                                                                        ===============   ================

   Common stock issued for professional and consulting                   $           -     $      232,600
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


RESTATEMENT OF FINANCIAL STATEMENTS

On November 29, 2006, the Company ("registrant") determined the financial statements should be revised for the fiscal year ended May 31, 2006 to reclassify $80,116 of related-party debt forgiveness from other income to capital, or more specifically, additional paid-in capital. The effects of this restatement are as follows:

     o   Additional paid-in capital increased $80,116 from $451,414 to $531,530.

     o   Accumulated (deficit) increased from $(1,080,689) to $(1,160,805).

     o   Net income decreased from $35,228 to a net (loss) of $(44,888).

     o   Net income from operations per share decreased from $0.36 to a net
         (loss) per share of $(0.46).

This restatement has no effect on the financial position, operations, or cash flows of the Company for any prior annual or interim periods presented (forms 10-KSB and 10-QSB). The Company's board of directors has discussed all details of the restatement with the registrant's independent accountants.



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

                            CAPITAL SOLUTIONS I, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:


                                           May 31, 2006          May 31, 2005
                                            (RESTATED)
                                        ------------------    ------------------
Net (Loss)                               $        (44,888)     $       (289,929)
                                        ==================    ==================

Weighted-average common shares
Outstanding (Basic)                                96,732                33,495

Weighted-average common stock
Equivalents
     Stock options                                      -                     -
     Warrants                                           -                     -
                                        ------------------    ------------------

Weighted-average common shares
Outstanding (Diluted)                              96,732                33,495
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


         In the quarter ended May 31, 2006 related party debt of $80,116 was forgiven and converted to equity (see note 7).

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

         At May 31, 2006, the deferred tax assets consist of the following:


                                                                     2006
                                                                  (RESTATED)
                                                              -----------------
Deferred taxes due to net operating loss
carryforwards                                                  $       406,280

Less:  Valuation allowance                                            (406,280)
                                                              -----------------

Net deferred tax asset                                         $             -
                                                              =================


NOTE 7 - SHORT-TERM NOTES PAYABLE AND ADVANCES


         During the year ended May 31, 2006, the Company has received a total of $18,000 either in the form of short-term advances or though advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company, non interest bearing. The balance of these net advances was $18,000. At May 31, 2006 the company wrote off loans from affiliated companies in a capital transaction that increased total equity by $80,116.



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

NOTE 10 - RELATED PARTY TRANSACTIONS


         As discussed in Note 7, the Company from time to time has been advanced amounts either through short-term promissory notes, advances, or through the payment of legal and professional fees from affiliated companies. As of May 31, 2006, the Company has outstanding amounts due its affiliates of $18,000. At May 31, 2006 the company wrote off loans from affiliated companies in a capital transaction that increased total equity by $80,116.

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

                                        Date: January 11, 2007

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        /s/ CHRISTOPHER ASTROM
                                        -------------------------
                                        By:  Christopher Astrom
                                        Director
                                        Date:  January 11, 2007


                                        /s/ RICHARD ASTROM
                                        -------------------------
                                        By:  Richard Astrom
                                        Director
                                        Date:  January 11, 2007