Form 10QSB
period 2006-11-30
CAPITAL SOLUTIONS I, INC.
filed 2007-01-22
CIK 61500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended November 30, 2006

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                         Commission file number: 0-9879

                            CAPITAL SOLUTIONS I, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                        13-2648442
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

             One N.E. First Avenue, Suite 306, Ocala, Florida 34470
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (352) 867-5183
        ----------------------------------------------------------------
                           (Issuer's telephone number)

         ---------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of January 22, 2007, there were 66,732 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes | |   No |X|

                            CAPITAL SOLUTIONS I, INC.
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................  4

Item 2. Management's Discussion and Analysis or Plan of Operation........... 18

Item 3. Controls and Procedures............................................. 24

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 25

Item 3. Defaults upon Senior Securities..................................... 25

Item 4. Submission of Matters to a Vote of Securities Holders............... 25

Item 5. Other Information................................................... 25

Item 6. Exhibits............................................................ 25

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





     Balance Sheet as of November 30, 2006                                   5

     Statements of Income for the Six and Three Months Ended
       November 30, 2006 and 2005                                            6

     Statements of Cash Flows for the Six Months Ended
         November 30, 2006 and 2005                                          7

     Notes to Condensed Consolidated Financial Statements                    8

                            CAPITAL SOLUTIONS I, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             AS OF NOVEMBER 30, 2006

                                     ASSETS

                                                                                       2006
                                                                                --------------------
CURRENT ASSETS
   Cash and cash equivalents                                                     $              687
                                                                                --------------------

              TOTAL CURRENT ASSETS                                                              687
                                                                                --------------------


TOTAL ASSETS                                                                     $              687
                                                                                ====================


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
   Loan payable - related party                                                              20,000
                                                                                --------------------

              TOTAL CURRENT LIABILITIES                                                      20,000
                                                                                --------------------

 STOCKHOLDERS' (DEFICIT)
   Preferred stock, $.0000001 par value, 20,000,000 shares authorized, 50,000 issued and outstanding at November 30, 2006
   Common stock, $.0000001 par value, 900,000,000 shares
    authorized, 66,732 issued and outstanding at November 30, 2006                                -
   Additional paid-in capital                                                               531,530
   Accumulated deficit                                                                     (550,843)
                                                                                --------------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                                 (19,313)
                                                                                --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $              687
                                                                                ====================









         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

                                                                                 SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                            November 30,  November 30,   November 30,  November 30,
                                                                               2006          2005           2006          2005
                                                                            ------------  ------------   ------------  ------------
REVENUES                                                                     $        -    $        -     $        -    $        -

COST OF REVENUES                                                                      -             -              -             -
                                                                            ------------  ------------   ------------  ------------

GROSS PROFIT                                                                          -             -              -             -
                                                                            ------------  ------------   ------------  ------------

OPERATING EXPENSES
   Professional fees and consulting                                                   -           864              -           864
   Accounting and audit fees                                                     18,000             -         18,000             -
   Stock transfer fees                                                                -           165              -           165
   Administrative and other                                                       1,745           162          1,708           126
                                                                            ------------  ------------   ------------  ------------
     Total operating expenses                                                    19,745         1,191         19,708         1,155
                                                                            ------------  ------------   ------------  ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                              (19,745)       (1,191)       (19,708)       (1,155)
                                                                            ------------  ------------   ------------  ------------

OTHER INCOME (EXPENSE)
   Expiration of debt                                                           629,707                            -
   Interest expense                                                                   -       (16,008)             -        (8,004)
                                                                            ------------  ------------   ------------  ------------
     Total other Income (expense)                                               629,707       (16,008)             -        (8,004)
                                                                            ------------  ------------   ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES      (19,745)      (17,199)       (19,708)       (9,159)
   Provision for income taxes                                                         -             -              -             -
                                                                            ------------  ------------   ------------  ------------

INCOME (LOSS)  FROM CONTINUING OPERATIONS APPLICABLE TO COMMON SHARES           609,962       (17,199)       (19,708)       (9,159)
                                                                            ------------  ------------   ------------  ------------

DISCONTINUED OPERATIONS
   (Loss on disposal)                                                                 -       (21,000)             -       (21,000)
                                                                            ------------  ------------   ------------  ------------

NET INCOME (LOSS)  FROM  OPERATIONS APPLICABLE TO COMMON SHARES              $  609,962    $  (38,199)    $  (19,708)   $  (30,159)
                                                                            ============  ============   ============  ============

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER BASIC AND DILUTED SHARES    $     7.03    $    (0.39)    $    (0.26)   $    (0.31)
                                                                            ============  ============   ============  ============

NET (LOSS) FROM DISCONTINUED OPERATIONS PER BASIC AND DILUTED SHARES         $        -    $    (0.00)    $        -    $    (0.00)
                                                                            ============  ============   ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                               86,732        96,732         76,732        96,732
                                                                            ============  ============   ============  ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

                                                                                                   2006                 2005
                                                                                            -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   CONTINUING OPERATIONS:
   Net Income (Loss)                                                                         $         609,962    $         (17,199)
                                                                                            -------------------  -------------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Goodwill impairment                                                                                       -               91,970
   Expiration of debt                                                                                 (629,707)                   -

CHANGES IN ASSETS AND LIABILITIES
   Increase in accounts payable and accrued expenses                                                         -               16,008
                                                                                            -------------------  -------------------
               TOTAL ADJUSTMENTS                                                                      (629,707)             107,978
                                                                                            -------------------  -------------------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (19,745)              90,779
                                                                                            -------------------  -------------------

DISCONTINUED OPERATIONS:
   (Loss on discontinued operations)                                                                         -              (21,000)
                                                                                            -------------------  -------------------

Net cash  (used in) operating activities - discontinuing operations                                          -              (21,000)
                                                                                            -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   CONTINUING OPERATIONS:
   Purchase of investments                                                                                   -                   26
                                                                                            -------------------  -------------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                             -                   26
                                                                                            -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   CONTINUING OPERATIONS:
       Increase in Loan payable - related party                                                         20,000                    -
       (Payments) on short-term notes  payable and advances                                                  -               (3,352)
       (Payments) of line of credit                                                                          -              (64,777)
                                                                                            -------------------  -------------------

               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS              20,000              (68,129)
                                                                                            -------------------  -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  255                1,676

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                            432                  137
                                                                                            -------------------  -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $             687    $           1,813
                                                                                            ===================  ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CAPITAL SOLUTIONS I, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           NOVEMBER 30, 2006 AND 2005

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

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments including normal recurring adjustments necessary to present fairly the operations, changes in stockholders' (deficit), and cash flows for the period presented.

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

                            CAPITAL SOLUTIONS I, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           NOVEMBER 30, 2006 AND 2005

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

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements for the six and three months ended November 30, 2006 and 2005 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and loan payable - related party approximate fair value because of the immediate or short-term maturity of these condensed consolidated financial instruments.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                        November 30,            November 30,
                                           2006                    2005
                                    --------------------    -------------------
Net Income (Loss)                    $          609,962      $         (38,199)
                                    ====================    ===================

Weighted-average common shares
Outstanding (Basic)                              86,732                 96,732

Weighted-average common stock
Equivalents
     Stock options                                    -                      -
     Warrants                                         -                      -
                                    --------------------    -------------------

Weighted-average common shares
Outstanding (Diluted)                            86,732                 96,732
                                    ====================    ===================


         There are no options and warrants outstanding to purchase stock at November 30, 2006 and 2005.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

         There were no disposal of assets or impairment of goodwill for the six months ended November 30, 2006

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.


         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Company's financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No.
         88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised
         2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

NOTE 3 - STOCKHOLDERS' EQUITY

         There were 30,000 shares cancelled and returned to the treasury for the period ended November 30, 2006.

NOTE 4 - PROVISION FOR INCOME TAXES

         The Company did not provide for income taxes in the six months ended November 30, 2006 and 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         At November 30, 2006 and 2005, the deferred tax assets consists of the following:

                                                  2006               2005
                                           -----------------  ------------------

Deferred taxes due to net operating loss
carryforwards                               $       165,316    $        346,235

Less:  Valuation allowance                         (165,316)           (346,235)
                                           -----------------  ------------------

Net deferred tax asset                      $             -    $              -
                                           =================  ==================


         Due to the uncertainty of utilizing the approximate $550,843 and $ 1,154,116 in net operating losses for the six months ended November 30, 2006 and 2005, respectively, recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 5 - GOING CONCERN

         As shown in the accompanying condensed consolidated financial statements the Company has incurred capital deficits and has had net operating losses from continuing operations for the six months ended November 30, 2006 and 2005. The Company did however, with the exception of the expiration of debt totaling $629,707, had income from operations for the six months ended November 30, 2006. The Company has no revenues to support itself.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

         The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - EXPIRATION OF DEBT

         The Company has recognized $629,707 of income as certain debt and related costs expired during the quarter ending August 31, 2006. The Company had outstanding convertible debentures in the amount of $400,202, which matured August 27, 2003. The debentures had been reported as a current liability in previous quarters. Under Colorado Law, these debentures along with the associated interest accrued and expenses of $229,505 have expired.

NOTE 7 - LOANS PAYABLE-RELATED PARTY

         During the six months ended November 30, 2006 and 2005, the Company has received a total of $20,000 in the form of advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS

         As discussed in Note 7, the Company from time to time has been advanced through advances, or through the payment of legal and professional fees from affiliated companies. As of November 30, 2006, the Company has outstanding amounts due its affiliates of $20,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                    OVERVIEW

         Capital Solutions I, Inc. (the "Company," "we," "our," "ours" and "us") was incorporated in Delaware as "Magnum Communications Corp." in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. Coinciding with the name change, we changed our business to the development and marketing of time-shared condominiums which continued until 1983. From 1983 until August 29, 2001, we were not engaged in any business. On August 29, 2001, we acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 we engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from us in the first quarter of 2002. On May 10, 2004 we changed our name to our present name, Capital Solutions I, Inc.

                               Management's plans

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company. Discussion of management's plan of operation under this caption and throughout this filing is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

         We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. We may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. Indeed, our most common merger candidates are often companies that lack the ability to conduct an IPO, or whose business industry is not well received by the investment banking community. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. It is impossible to predict at this time the status of any business in which we may become engaged.

         Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         We believe we can offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporate entity. We may also seek to acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company; In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders or may sell their stock. Any terms of the sale of the shares presently held by the officers and/or directors will be also afforded to all other stockholders on similar term and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         We anticipate that any securities issued in such any such reorganization would be issued in reliance upon exemption from registration under the applicable federal and state securities laws. In some circumstances, however, as negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into the trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less then 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such holders.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements, Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties or to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a Merger, if ever. We do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction, so stockholders will be dependent upon the judgment of current management and our Board of Directors regarding the fairness of any transaction.

         There can be no assurance that we will find a suitable Merger Target. If no such Merger Target is found, no return on an investment in our securities will be realized, and there will not, most likely, be a market for the Company's stock.


                              RESULTS OF OPERATIONS

                      THREE MONTHS ENDED November 30, 2006
                COMPARED TO THREE MONTHS ENDED November 30, 2005

Revenues
--------

Revenues were $0.00 for the three months ended November 30, 2006, as compared to $0.00 for the three months ended November 30, 2005

Operating Expenses
------------------

Operating expenses for the three months ended November 30, 2006 were $19,708 compared to $1,155 for the three months ended November 30, 2005. This increase was primarily attributed to the increase in accounting and auditing fees.

Loss From Operations
--------------------

Loss from operations before interest for the three months ended November 30, 2006 was $19,708 compared to $1,155 for the three months ended November 30, 2005.

Interest Expense
----------------

Interest expense was $0 and $8,004 for the three months ended November 30, 2006 and 2005, respectively. This was primarily attributable to the write off of outstanding debentures in the first quarter of fiscal 2007.

Net Loss from Discontinued Operations
-------------------------------------

Net loss from discontinued operations was $0 and $21,000 for the three months ended November 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock
-----------------------------------

Net loss applicable to Common Stock was $19,708 for the three months ended November 30, 2006, compared to $30,159 for the three months ended November 30, 2005. Net loss per common share was $0.26 for the three months ended November 30, 2006 and $0.31 for the three months ended November 30, 2005.

                       SIX MONTHS ENDED November 30, 2006
                 COMPARED TO SIX MONTHS ENDED November 30, 2005

Revenues
--------

Revenues were $0.00 for the six months ended November 30, 2006, as compared to $0.00 for the six months ended November 30, 2005.

Operating Expenses
------------------

Operating expenses for the six months ended November 30, 2006 were $19,745 compared to $1,191 for the six months ended November 30, 2005. This increase was primarily attributed to the increase in accounting and auditing fees.

Loss From Operations
--------------------

Loss from operations before interest for the six months ended November 30, 2006 was $19,745 compared to $1,191 for the six months ended November 30, 2005.

Interest Expense
----------------

Interest expense was $0 and $16,008 for the six months ended November 30, 2006 and 2005, respectively. This was primarily attributable to the write off of outstanding debentures in the first quarter of fiscal 2007.

Net Loss from Discontinued Operations
-------------------------------------

Net loss from discontinued operations was $0 and $21,000 for the six months ended November 30, 2006 and 2005, respectively.

Other Income
------------

Other income was $629,707 and $0 for the six months ended November 30, 2006 and 2005, respectively. The other income was the result of debt expiration due to the write off of outstanding debentures payable.

Net Income (Loss) Applicable To Common Stock
--------------------------------------------

Net income applicable to Common Stock was $609,962 for the six months ended November 30, 2006, compared to net loss of ($38,199) for the six months ended November 30, 2005. Net loss per common share was ($7.03) for the six months ended November 30, 2006 and net loss per common share was ($0.39) for the six months ended November 30, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of November 30 2006, we had current assets consisting of cash and cash equivalents in the amount of $687. As of November 30, 2006, we had current liabilities consisting of loans payable to an insider in the amount of $20,000.

         During the six-month period ended November 30, 2006, we generated cash from financing activities in the amount of $20,000 consisting of a related party, compared to using cash in the amount of $68,129 during the six-month period ended November 30, 2005.

         In connection with the plan to seek new business opportunities and/or effecting a business combination, we may seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

RECENT ACCOUNTING PRONOUNCEMENTS

         We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

         We are a shell company and, as such, do not employ critical accounting estimates. Should we resume operations, we will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

                                  RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR OUR OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF OUR COMMON STOCK.

           RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

                     OUR LIQUIDITY IS LIMITED AND WE MAY NOT
             BE ABLE TO OBTAIN SUFFICIENT FUNDS TO FUND OUR BUSINESS

         Our cash is currently very limited and may not be sufficient to fund future operations. Although future operations are limited, we will incur expenses in maintaining our filing requirements in accordance with the Securities Exchange Act of 1934. If we are unable to raise additional capital, any future operations could be impeded. If we obtain additional funding, the issuance of additional capital stock may be dilutive to our stockholders.

                         WE CURRENTLY HAVE NO OPERATIONS

         We have not had operations since March 20, 2002.

                       IT MAY BE DIFFICULT TO CONSUMMATE A
                   MERGER OR ACQUISITION WITH A PRIVATE ENTITY

         Our purpose will include locating and consummating a merger or acquisition with a private entity. We anticipate the selection of a business opportunity in which to participate will be complex and extremely risky. We have, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

                                   OTHER RISKS

OUR STOCK PRICE HAS DECLINED AND THE STOCK IS THINLY TRADED

         The trading price of our common stock has declined significantly since approximately October 2001. Although the stock price recovered for a short period of time after the June, 2005 reverse split, and again after the January, 2006 reverse split, it has since declined again. The market for our common stock is without significant volume and there can be no assurance of a change in the immediate future.

PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of our common stock as currently traded on the OTC Bulletin Board, we are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell our common shares in the secondary market.

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL COMMON STOCK

         Our common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If we raise additional capital from the sale of common stock, the market price could drop and the ability of investors to sell our common stock could be diminished.

ITEM 2.  DESCRIPTION OF PROPERTY

            Our principal executive offices are located at One NE First Avenue, Suite 306, Ocala, Florida 34470. We do not have a lease but rather shares office space with our officers and directors and we pay no rent for the leased space. We do not own any properties nor does we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, our only two directors and officers, are the only individuals involved in our disclosure process. We have no specific procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to counsel as it becomes available. We currently operate as a shell corporation because we have no revenue, significant assets or independent operations and plan to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company. Our Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given its size, an extensive disclosure controls and procedures system is not necessary.

Changes in Internal Control Over Financial Reporting

         No significant changes in our internal control over financial reporting have come to management's attention during the our previous fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

         At about the time we discontinued business operations in 1993, we experienced adverse litigation, and judgments were rendered against us. In official records of Broward and Palm Beach counties in the State of Florida, the persons holding judgments did not recertify or re-file their judgments within the time limits as required by Florida statutes. We are not able to determine whether the above would have a material impact on our condensed consolidated financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the second quarter of fiscal 2007.

ITEM 5.  OTHER INFORMATION

GOING CONCERN

         We have incurred recurring operating losses and do not have any revenue generating activities. These conditions raise substantial doubt about our ability to continue as a going concern. If at any time we determine that we do not have sufficient cash in order to execute the foregoing strategy, then we intends to seek additional equity or other funding, if practicable. However, there can be no assurance that we will be able to raise additional funding necessary to operate.

ITEM 6.  EXHIBITS

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

                 CAPITAL SOLUTIONS I, INC.

                 /s/ CHRISTOPHER ASTROM
                 -------------------------
                 By:  Christopher Astrom
                 CHIEF EXECUTIVE OFFICER
                 CHIEF FINANCIAL OFFICER
                 Date: January 22, 2007

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ CHRISTOPHER ASTROM
                 By:  Christopher Astrom
                 Director
                 Date:  January 22, 2007


                  /s/ RICHARD ASTROM
                  -------------------------
                  By:  Richard Astrom
                  Director
                  Date:  January 22, 2007