Form 10QSB
period 2007-02-28
CAPITAL SOLUTIONS I, INC.
filed 2007-04-11
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 0-9879

CAPITAL SOLUTIONS I, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-2648442
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One N.E. First Avenue, Suite 306, Ocala, Florida 34470

(Address of principal executive offices)

(718) 554-3652

(Issuer’s telephone number)

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]    No [    ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)
Yes [ X ]    No [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [     ]    No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 11, 2007, there were 66,732 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format    Yes [     ]    No [ X ]

CAPITAL SOLUTIONS I, INC.
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

CAPITAL SOLUTIONS I, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

Balance Sheet as of February 28, 2007	3
Statements of Income for the Nine and Three Months Ended February 28, 2007 and 2006	4
Statements of Cash Flows for the Nine Months Ended February 28, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6 - 15

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
FEBRUARY 28, 2007

ASSETS

2006
CURRENT ASSETS
Cash and cash equivalents	$651

Total current assets	$651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Loan payable - related party	20,000

Total current liabilities	20,000

STOCKHOLDERS' DEFICIT
Preferred stock, $.0000001 par value, 20,000,000 shares
authorized, 50,000 issued and outstanding at February 28, 2007
Common stock, $.0000001 par value, 900,000,000 shares
authorized, 66,732 issued and outstanding at February 28, 2007	-
Additional paid-in capital	531,530
Accumulated deficit	(550,879)

Total stockholders' deficit	(19,349)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

	NINE MONTHS ENDED		THREE MONTHS ENDED
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
REVENUES	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees and consulting	-	1,024	-	160
Accounting and audit fees	18,000	-	-	-
Stock transfer fees	-	1,770	-	1,605
Administrative and other	1,781	746	36	584
Total operating expenses	19,781	3,540	36	2,349

LOSS BEFORE OTHER INCOME (EXPENSE)	(19,781)	(3,540)	(36)	(2,349)

OTHER INCOME (EXPENSE)
Debt forgiveness	629,707		-
Interest expense	-	(24,012)	-	(8,004)
Total other Income (expense)	629,707	(24,012)	-	(8,004)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES:	609,926	(27,552)	(36)	(10,353)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS APPLICABLE TO COMMON SHARES	609,926	$(27,552)	(36)	$(10,353)

DISCONTINUED OPERATIONS
(Loss on disposal)	$-	$(21,000)	$-	$-

NET INCOME (LOSS) FROM OPERATIONS APPLICABLE TO COMMON SHARES	$609,926	$(48,552)	$(36)	$(10,353)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER BASIC AND DILUTED SHARES	$7.61	$(2.16)	$(0.00)	$(1.07)

NET (LOSS) FROM DISCONTINUED OPERATIONS PER BASIC AND DILUTED SHARES	$-	$(1.64)	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	80,139	12,772	66,732	9,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$609,926	$(27,552)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Goodwill impairment	-	91,970
Forgiveness of debt	(629,707)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	24,012
Total adjustments	(629,707)	115,982

Net cash provided by (used in) operating activities	(19,781)	88,430

Discontinued Operations:
(Loss on discontinued operations)	-	(21,000)

Net cash (used in) operating activities - discontinuing operations	-	(21,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	26

Net cash (used in) provided by financing activities - continuing operations	-	26

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations:
Proceeds from short-term notes payable and advances		2,000
Increase in Loan payable - related party	20,000	-
(Payments) from short-term notes payable and advances	-	(3,351)
(Payments) of line of credit	-	(64,777)

Net cash (used in) provided by financing activities - continuing operations	20,000	(66,128)

NET INCREASE IN CASH AND CASH EQUIVALENTS	219	1,328

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	432	137

CASH AND CASH EQUIVALENTS - END OF PERIOD	$651	$1,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 28, 2007 AND 2006

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

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments including normal recurring adjustments necessary to present fairly the operations, changes in stockholders’ (deficit), and cash flows for the period presented.

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
FEBRUARY 28, 2007 AND 2006

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
FEBRUARY 28, 2007 AND 2006

NOTE 1 -	ORGANIZATION (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements for the Nine and three months ended February 28, 2007 and 2006 include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
FEBRUARY 28, 2007 AND 2006

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

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
FEBRUARY 28, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	February 28,	February 28,
	2007	2006
Net Income (Loss)	$609,926	$(48,552)

Weighted-average common shares
Outstanding (Basic)	80,139	12,772

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	80,139	12,772

There are no options and warrants outstanding to purchase stock at February 28, 2007 and 2006.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
FEBRUARY 28, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”, and portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company disposed of its wholly-owned subsidiary Bedrock Holdings Corporation, Inc. during the quarter ended November 30, 2005. The loss from disposal of those assets was $21,000.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
FEBRUARY 28, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Company’s financial condition and results of operations.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
FEBRUARY 28, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

NOTE 3 -	STOCKHOLDERS’ EQUITY

There were no stock transactions for the period ended February 28, 2007.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
FEBRUARY 28, 2007 AND 2006

NOTE 4 -	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes in the Nine months ended February 28, 2007 and 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At February 28, 2007 and 2006, the deferred tax assets consists of the following:

	2007	2006

Deferred taxes due to net operating loss
carryforwards	$165,264	$348,242

Less: Valuation allowance	(165,264)	(348,242)

Net deferred tax asset	$-	$-

Due to the uncertainty of utilizing the approximate $550,879 and $1,160,805 in net operating losses for the Nine months ended February 28, 2007 and 2006, respectively, recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 5 -	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has incurred capital deficits and has had net operating losses from continuing operations for the Nine months ended February 28, 2007 and 2006. The Company did however, with the exception of the expiration of debt totaling $629,707, had income from operations for the Nine months ended February 28, 2007. The Company has no revenues to support itself.

In view of these matters, continuing as a going concern is dependent upon the Company’s ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company’s operating and financial

NOTE 5 -	GOING CONCERN (CONTINUED)

requirements provide the opportunity for the Company to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 -	EXPIRATION OF DEBT

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

During the Nine months ended February 28, 2007 and 2006, the Company has received a total of $20,000 in the form of advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company.

NOTE 8 -	RELATED PARTY TRANSACTIONS

As discussed in Note 7, the Company from time to time has been advanced through advances or through the payment of legal and professional fees from affiliated companies. As of February 28, 2007, the Company has outstanding amounts due its affiliates of $20,000.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

Capital Solutions I, Inc. (the “Company,” “we,” “our,” “ours” and “us”) was incorporated in Delaware as "Magnum Communications Corp." in 1969 and changed its name to Vacation Ownership Marketing, Inc. in 1980. Coinciding with the name change, we changed our business to the development and marketing of time-shared condominiums which continued until 1983. From 1983 until August 29, 2001, we were not engaged in any business. On August 29, 2001, we acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 we engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from us in the first quarter of 2002. On May 10, 2004 we changed our names to our present name, Capital Solutions I, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2007
COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

Revenues

Revenues were $0.00 for the three months ended February 28, 2007, as compared to $0.00 for the three months ended February 28, 2006.

Operating Expenses

Operating expenses for the three months ended February 28, 2007 were $36 compared to $2,349 for the three months ended February 28, 2006.

Loss From Operations

Loss from operations for the three months ended February 28, 2007 was $36 compared to $2,349 for the three months ended February 28, 2006.

Interest Expense

Interest expense was $0 and $8,004 for the three months ended February 28, 2007 and 2006, respectively. This was primarily attributable to the write off of outstanding debentures in the first quarter of fiscal 2007.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $36 for the three months ended February 28, 2007, compared to $10,353 for the three months ended February 28, 2006. Net loss per common share was $0.00 for the three months ended February 28, 2007 and $1.07 for the three months ended February 28, 2006.

NINE MONTHS ENDED FEBRUARY 28, 2007
COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2006

Revenues

Revenues were $0.00 for the nine months ended February 28, 2007, as compared to $0.00 for the nine months ended February 28, 2006

Operating Expenses

Operating expenses for the nine months ended February 28, 2007 were $19,781 compared to $3,540 for the nine months ended February 28, 2006. This increase was primarily attributed to an increase in accounting and auditing fees.

Loss From Operations

Loss from operations for the nine months ended February 28, 2007 was $19,781 compared to $3,540 for the nine months ended February 28, 2006.

Interest Expense

Interest expense was $0 and $24,012 for the nine months ended February 28, 2007 and 2006, respectively. This was primarily attributable to the write off of outstanding debentures in the first quarter of fiscal 2007.

Net Loss from Discontinued Operations

Net loss from discontinued operations was $0 and $21,000 for the nine months ended February 28, 2007 and 2006, respectively.

Other Income

Other income was $629,707 and $0 for the nine months ended February 28, 2007 and 2006, respectively. The other income was the result of the write off of debentures payable.

Net Income (Loss) Applicable To Common Stock

Net income applicable to Common Stock was $609,926 for the nine months ended February 28, 2007, compared to a net loss of ($48,552) for the nine months ended February 28, 2006. Net income per common share was $7.61 for the nine months ended February 28, 2007 compared to a net loss per common share of ($2.16) for the nine months ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2007, we had current assets consisting of cash and cash equivalents in the amount of $651. As of February 28, 2007, we had current liabilities consisting of a loan payable to a related party in the amount of $20,000.

During the nine-month period ended February 28, 2007, we generated cash from a loan from a related party in the amount of $20,000.

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

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the third quarter of fiscal 2007.

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

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SOLUTIONS I, INC. /s/ CHRISTOPHER ASTROM By: Christopher Astrom CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER Date: April 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ CHRISTOPHER ASTROM By: Christopher Astrom Director Date: April 11, 2007 /s/ RICHARD ASTROM By: Richard Astrom Director Date: April 11, 2007