Form 10KSB
period 2007-05-31
CAPITAL SOLUTIONS I, INC.
filed 2007-09-13
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(mark one)

[ X ]    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 30, 2007

[     ]    Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:      0-27831

CAPITAL SOLUTIONS I, INC.

(name of small business issuer as specified in its charter)

Delaware	13-2648442
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

One N.E. First Avenue, Suite 306, Ocala, FL	34470
(Address of principal executive offices)	(zip code)

Issuer's telephone number:     (718) 554-3652

Securities Registered under Section 12(b) of the Act:
 None

Securities Registered under Section 12(g) of the Act:
Common Stock, $0.0000001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [     ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ X ]    No  [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ X ]    No [     ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: September 6, 2007 - $16,899.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($1.01).

There are approximately 16,732 shares of our common voting stock held by non-affiliates.

(Issuers Involved in Bankruptcy Proceedings During the past Five Years)

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
    Yes [     ]    No  [     ]

(Applicable Only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 12, 2007 – 66,732 shares of common stock.

(Documents Incorporated by Reference)
None

Transitional Small Business Disclosure Format (Check One):    Yes [     ]    No [ X ]

Capital Solutions I, Inc.
Form 10-KSB

.
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

Background

Capital Solutions I, Inc. (“CSI” or the "Company") was incorporated in 1969 in Delaware as Magnum Communications Corp.  It subsequently changed its name to Vacation Ownership Marketing, Inc. whereupon it engaged in the development and marketing of time-shared condominiums.  In 1983, the company ceased operations due to continued financial difficulties and adverse litigation.   From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002.

On January 21, 2004, the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law:

  Re-election of directors,
  Increased its authorized common stock from 50 million to 1 billion shares,
  Ratification of the issuance of common stock,
  Ratification of the assignment of Encore Builders common stock, and
  Approval of the Amended and Restated Certificate of Incorporation, which Certificate was filed with the Delaware Secretary of State on January 22, 2004.
Effective May 10, 2004, the Company engaged in a 1:50 reverse split of its common stock and then merged with and into our wholly owned subsidiary Capital Solutions I, Inc.  Contemporaneously therewith, the surviving company changed its name to Capital Solutions I, Inc.

The reverse stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,005. After the consummation of the merger, the Company had no assets or liabilities and no business operations.  Additionally, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock  increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share.

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

On May 26, 2005, Capital Solutions I, Inc. consummated the acquisition of Bedrock Holdings, Inc. ("Bedrock") pursuant to a Share-For-Share Exchange Agreement dated May 5, 2005 by and among the Company, Bedrock and the Bedrock Shareholders. The principals of Bedrock were experienced in the areas of capital investments and markets. The Company anticipated that the experience of the Bedrock principals would have been valuable in completing a proposed transaction with Victory Petroleum, Inc. and obtaining necessary funding for the completion of such transaction. In a short-form merger consummated on June 22, 2005, Bedrock was merged with and into the Company.  As further discussed herein, when negotiations with Victory Petroleum did not result in a transaction, the acquisition of Bedrock was rescinded and all shares issued to the Bedrock shareholders were returned to the Company treasury and canceled.  A copy of the Rescission Agreement is attached as Exhibit 2.1 to the Form 8-K filed October 19, 2005.

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

On June 17, 2005, the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law:

  It decreased its authorized common stock from 20 billion to 900 million shares,
  It decreased its authorized preferred stock from 200 million to 20 million,
  It engaged in a 1:10 reverse stock split of its common stock, decreasing the Company's issued outstanding common stock from 783,667,072 to 78,366,672,
  An  amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on June 17, 2005.

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

On January 31, 2006 the Company took the following actions in lieu of  an annual meeting of the stockholders pursuant to Section 228 of the  Delaware General Corporation Law:

  It engaged in a 1:500  reverse stock split of its common stock, decreasing its issued outstanding common stock from 48,366,672 to 96,732,
  It  approved of the Amended and Restated Certificate of Incorporation, which Certificate was filed with the Delaware Secretary of State on January 31, 2006.

Following the termination of the proposed Victory Petroleum transaction and rescission of the Bedrock transaction, Richard Astrom returned 20,000 shares and Christopher Astrom returned 10,000 shares to the Company treasury and the shares were canceled, reducing the total outstanding common stock to 66,732 where it remains.

Restatement of Financial Statements

On November 29, 2006, the Company determined that its financial statements should be revised for the fiscal year ended May 31, 2006 to reclassify $80,116 of related-party debt forgiveness from other income to capital, or more specifically, additional paid-in capital. The effects of this restatement are as follows:
  Additional paid-in capital increased $80,116 from $451,414 to $531,530.
  Accumulated (deficit) increased from $(1,080,689) to $(1,160,805).
  Net income decreased from $35,228 to a net (loss) of $(44,888).
  Net income from operations decreased from $0.36 to a net (loss) per share of $(0.46).
This restatement has no effect on the financial position, operations, or cash flows of the Company for any prior annual or interim periods presented (Forms 10-KSB and 10-QSB). The Company's board of directors has discussed all details of the restatement with its independent accountants.

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

The Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying  preliminary  prospective  business opportunities, which may be brought to its attention  through  present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described  herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

EMPLOYEES

The Company currently has no employees. The business of the Company will be managed by its officer and directors, who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time. The need for employees and their availability will be addressed in connection with the proposed development of the Company's real property.

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol CSNI.OB.   Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin.  The stock has not traded since March 21, 2007

	Closing Bids

	HIGH	LOW

Fiscal Year 2007

May 31, 2007	1.03	0.15

February 28, 2007	-	-

November 30, 2006	-	-

August 31, 2006	-	-

Fiscal Year 2006

May 31, 2006	1.25	0.15

February 28, 2006	1.25	0.007

November 30, 2005	1.25	0.008

August 31, 2005	2.70	0.52

(b) As of September 12, 2007, we had approximately 11 shareholders of record of the common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

(c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

         The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

         The Company is not and is not proposing to publicly offer any securities at this time.

         From time-to-time the Company may grant options or warrants, or promise registration rights to certain shareholders. The Company has no control over the number of shares of its common stock that its shareholders sell. The price of the Company's stock may be adversely affected if large amounts are sold in a short period.

         The Company's shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

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

Overview

Capital Solutions I, Inc. (“CSI” or the "Company") was incorporated in 1969 in Delaware as Magnum Communications Corp.  It subsequently changed its name to Vacation Ownership Marketing, Inc. whereupon it engaged in the development and marketing of time-shared condominiums.  In 1983, the company ceased operations due to continued financial difficulties and adverse litigation.   From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001 the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002.

Summary of Results

Following is a summary of the Company's operations for the years ended May 31, 2007 and 2006:

	2007	2006
Other income	$0	$0
General and administrative expenses	$(29,498)	$(12,872)
Interest Expense	$0	$(32,016)
Debt Forgiveness	$629,707	$0

Net Income (Loss)	$600,209	$(44,888)

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

As of May 31, 2007, the Company had current assets consisting of cash and cash equivalents in the amount of $307. As of May 31, 2007, the Company had current liabilities consisting of accounts payable and short term notes payable in the amount of $29,373.

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

Item 7.	Financial Statements.

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2007 AND 2006

INDEX TO THE FINANCIAL STATEMENTS

PAGE(S)

AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	15 - 16

Balance Sheet as of May 31, 2007	17

Statements of Operations for the Years Ended May 31, 2007 and 2006	18

Statement of Changes in Stockholders’ (Deficit) for the Years Ended May 31, 2007 and 2006	19

Statements of Cash Flows for the Years Ended May 31, 2007 and 2006	20

Notes to the Financial Statements	21 - 29

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828   Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, Capital Solutions I, Inc.
Ocala, Florida

We have audited the accompanying balance sheet of Capital Solutions I, Inc. (the “Company”) as of May 31, 2007 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years in the two-year period ended May 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Solutions I, Inc. as of May 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 8 to the financial statements, the Company did not generate sufficient cash flows from revenues during the year ended May 31, 2007, to fund its operations. Also at May 31, 2007, the Company had negative net working capital of $29,066. The Company’s net working capital position has continued to deteriorate into the first quarter ended August 31, 2007. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring it business, the Company is likely to deplete it working capital during the current year. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
September 11, 2007

MEMBERS OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

CAPITAL SOLUTIONS I, INC.
BALANCE SHEET
MAY 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$307

Total current assets	307

TOTAL ASSETS	$307

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	9,373
Short-term notes payable and advances	20,000

Total current liabilities	29,373

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0000001 par value, 20,000,000 shares
authorized, 50,000 issued and outstanding at May 31, 2007
Common stock, $.0000001 par value, 900,000,000 shares
authorized, 96,732 issued and outstanding at May 31, 2007	-
Additional paid-in capital	531,530
Accumulated deficit	(560,596)

Total stockholders' (deficit)	(29,066)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$307

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2007 AND 2006

		(Restated)
	2007	2006
OPERATING REVENUES
Revenue	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Accounting and audit fees	25,308	9,324
Stock transfer fees	2,373	1,769
Administrative and other	1,817	1,779
Total operating expenses	29,498	12,872

NET (LOSS) FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE)	(29,498)	(12,872)

OTHER INCOME (EXPENSE)
Debt forgiveness	629,707	-
Interest expense	-	(32,016)
Total other income (expense)	629,707	(32,016)

NET INCOME (LOSS) BEFORE INCOME TAXES	600,209	(44,888)
Provision for income taxes	-	-

NET INCOME (LOSS) FROM OPERATIONS	$600,209	$(44,888)

NET INCOME (LOSS) FROM OPERATIONS PER SHARE	$6.20	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	96,732	96,732

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED MAY 31, 2007 AND 2006

					Additional
					Paid-In	Accumulated
	Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	(Restated)	(Restated)	(Restated)
BALANCE - MAY 31, 2005	50,000	$-	30,096,732	$3	$472,411	$(1,115,917)	$(643,503)

Rescission agreement - cancel	-	-	(30,000,000)	(3)	(20,997)	-	(21,000)

Related party debt forgiven and converted to equity	-	-	-	$-	80,116	-	80,116

Net (loss) for the year	-	-	-	-	-	(44,888)	(44,888)

BALANCE - MAY 31, 2006	50,000	-	96,732	-	531,530	(1,160,805)	(629,275)

Net income for the year	-	-	-	-	-	600,209	600,209

BALANCE - MAY 31, 2007	50,000	$-	96,732	$-	$531,530	$(560,596)	$(29,066)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 AND 2006

		(Restated)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Operations:
Net income (loss)	$600,209	$(44,888)

Adjustments to reconcile net income (loss) to net change
in operating activities:
Forgiveness of debt	(629,707)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	27,373	27,183
Total adjustments	(602,334)	27,183

Net cash (used in) operating activities	(2,125)	(17,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officers loan	-	18,000
Proceeds from related party	2,000	-
Net cash provided by financing activities	2,000	18,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125)	295

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	432	137

CASH AND CASH EQUIVALENTS - END OF YEAR	$307	$432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

Forgiveness of debt	$629,707	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS
MAY 31, 2007 AND 2006

NOTE 1 -               ORGANIZATION

Capital Solutions I, Inc., “CSI” (the “Company”) was incorporated in Delaware as Magnum Communications Corp in 1969. It changed names to its present name on May 10, 2004.  Before changing its name to Capital Solutions I, Inc. they changed to Vacation Ownership Marketing, Inc.  Coinciding with the name change, the Company did not change its business structure, which was the development and marketing of time-shared condominiums, which it continued until 1983.  During the year 1983, the Company experienced financial difficulties and encountered adverse litigation.  The Company’s charter expired until May 7, 2000, when a certificate of renewal was issued.

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

As of May 10, 2004, the Company merged with Vacation Ownership Marketing, Inc. A 1:50 reverse stock split of the company’s common stock became effective.  As a result of the reverse stock split, Vacation Ownership Marketing, Inc. changed its name to Capital Solutions I, Inc. (“the Company”).  The stock split decreased the issued and outstanding common stock from 61,110,595 to 1,222,005. Capital Solutions I, Inc. had no assets or liabilities.  After the consummation of the merger, Capital Solutions I, Inc. will cease to exist.  Additionally, the authorized shares of common stock increased from 1 billion to 20 billion and the authorized shares of preferred stock increased from 10 million to 200 million. The par value of the common stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company of its finances other than the amendment and restatement of the Company’s Certificate of Incorporation.

On May 26, 2005, Capital Solutions I, Inc., (“The Company”) consummated a Share Exchange Agreement with Bedrock Holdings Corporation, Inc., a privately held Company whereby, Capital Solutions I, Inc., agreed to acquire all the outstanding capital stock of Bedrock Holdings Corporation, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, Bedrock Holdings Corporation, Inc. was treated as a wholly owned subsidiary of Capital Solutions I, Inc.

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
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

NOTE 1 -               ORGANIZATION (CONTINUED)

On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock, which had been issued to the Bedrock Shareholders, and certain other individuals have been cancelled and returned to the treasury.

On January 31, 2006 the Company took the following actions in lieu of an annual meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law: the Company engaged in a 1:500 reverse stock split of its common stock, decreasing the Company’s issued outstanding common stock from 48,366,672 to 96,732; and the approval of the Amended and Restated Articles of Incorporation.  An amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on January 31, 2006.

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
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

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

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	May 31,	May 31,
	2007	2006
Net income (loss)	$600,209	$(44,888)

Weighted-average common shares
Outstanding (Basic)	96,732	96,732

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	96,732	96,732

There are no options and warrants outstanding to purchase stock at May 31, 2007 or 2006.

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

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

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

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

NOTE 3 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following represents the Company’s accounts payable and accrued expenses as of May 31, 2007:

Professional Fees	$7,000
Stock Transfer Agent Fees	2,373

Total Accounts Payable and Accrued Expenses	$9,373

NOTE 4 -	LOANS PAYABLE-RELATED PARTY

As of May 31, 2007, the Company has received a total of $20,000 in the form of advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company.

During the year ended May 31, 2006, the Company wrote off loans from affiliated companies resulting in income from debt of forgiveness of $80,116.

NOTE 5 -	EXPIRATION OF DEBT

The Company has recognized $629,707 of income as certain debt and related costs expired during the year ended May 31, 2007.  The Company had outstanding convertible debentures in the amount of $400,202, which matured August 27, 2003.  The debentures had been reported as a current liability in previous years.  Under Colorado Law, these debentures along with the associated interest accrued and expenses of $229,505 have expired.

NOTE 6 -	STOCKHOLDERS’ (DEFICIT)

At May 31, 2007 and 2006, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001.

On October 19, 2005, the Company took the following actions based on the Rescission Agreement to cancel 30,000,000 shares of common stock, which had been issued to the Bedrock Shareholders, and certain other individuals have been cancelled and returned to the treasury.

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

NOTE 6 -	STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Preferred Stock

On June 17, 2005, the Company decreased its authorized shares from 200,000,000 to 20,000,000 shares.  The par value remains the same at $.0000001 per share.

Common Stock

On June 17, 2005, a 1:10 reverse stock split of the Company’s common stock became effective.  This stock split decreased the issued and outstanding shares from 783,667,072 to 78,366,672.  Additionally, the authorized shares of common stock decreased from 20,000,000,000 to 900,000,000.  The par value remains the same at $.0000001 per share.

On January 31, 2006, a 1:500 reverse stock split of the Company’s common stock became effective.  This stock split decreased the issued and outstanding shares from 78,366,672 to 96,732.

In the year ended May 31, 2006, related party debt of $80,116 was forgiven and converted to equity (see note 4).

NOTE 7 -	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the fiscal year ended May 31, 2007. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At May 31, 2007, the deferred tax assets consist of the following:

2007

Deferred taxes due to net operating loss carryforwards	$179,391

Less: Valuation allowance	(179,391)

Net deferred tax asset	$-

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS (CONTINUED)
MAY 31, 2007 AND 2006

NOTE 8 -	GOING CONCERN

As shown in the accompanying financial statements the Company has incurred capital deficits and has had net operating losses from continuing operations for the years ended May 31, 2007 and 2006.  The Company did however, with the inclusion of the expiration of debt totaling $629,707, had income for the year ended May 31, 2007. The Company has no revenues to support itself.

In view of these matters, continuing as a going concern is dependent upon the Company’s ability to raise additional capital, and to secure a future business combination. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 -	RESTATEMENT OF FINANCIAL STATEMENTS

On November 29, 2006, the Company ("registrant") determined the financial statements should be revised for the fiscal year ended May 31, 2006 to reclassify $80,116 of related-party debt forgiveness from other income to capital, or more specifically, additional paid-in capital. The effects of this restatement are as follows:
  Additional paid-in capital increased $80,116 from $451,414 to $531,530.
  Accumulated (deficit) increased from $(1,080,689) to $(1,160,805).
  Net income decreased from $35,228 to a net (loss) of $(44,888).
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

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 8A.	Controls and Procedures.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers

The following individuals were serving as executive officers of the Company on September 12, 2007:

Name	Age	Title

Christopher Astrom	36	President, Chief Executive Officer and Chief Financial Officer

Richard Astrom	60	Director

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

Christopher Astrom (36).  Christopher Astrom has been a director of the Company since August 2001 and is currently the President, Chief Executive Officer and Chief Financial Officer.  He has served as as Secretary and Treasurer of Genesis Capital Corporation of Nevada since September 2001.

Richard Astrom (60).  Richard Astrom has been a director of the Company since September 2001. He has also been President and a director of Genesis Capital Corporation of Nevada since September 2001.

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

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended May 31, 2007, 2006 and 2005 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Astrom	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005			150,000,000

Richard Astrom	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005			250,000,000

The following tables show, as to the named executive officers, certain information concerning stock options:

OUTSTANDING EQUITY AWARDS AT MAY 30, 2007
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested (#)

Christopher Astrom	none

Richard Astrom	none

Compensation of Directors

Our directors are not compensated for their services as directors of Daniels.

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

The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2007 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended May 31, 2007.

On July 19, 2005, the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom are guaranteed that their stock ownership percentage in the Company will not drop below 51%.

Directors Compensation

The Company's directors were not compensated for services rendered as a director during fiscal 2007

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom	0	0	0	0	0	0	0
Richard Astrom	0	0	0	0	0	0	0

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of May 31, 2007, the number of outstanding common shares of the Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Owner	Common Shares	Percentage

Christopher Astrom(1)	20,001	29.97%

Richard Astrom	30,000	44.96%

Officers and directors as a group (2 persons)	50,001	74.93%

Damian Guthrie(2)	4,600	6.9%

(1)  Also, the Company has issued to Christopher Astrom 20,000 shares of Preferred stock, which represents 100% of the issued and outstanding preferred stock.

(2)  Mr. Guthrie beneficially owns his share ownership through Harbourside Corporation Pty Limited – 1,150 shares and Bayshore Capital Pty Limited – 3,450 each of which he is sole owner and has sole voting and dispositive control.

INDIVIDUAL COMPENSATION ARRANGEMENTS

NONE

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Richard Astrom is the father of Christopher Astrom.

The Company from time to time has received funds either through advances or through the payment of legal and professional fees from affiliated companies. As of September 12, 2007, the Company has outstanding amounts due its affiliates of $20,000.

Item 13.	Exhibits

(A)	EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as Appendix A to Definitive Information Statement on Schedule 14C filed June ___, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company

3.3	Bylaws of the Company (previously filed as Exhibit 3.2 to Form 10-KSB filed January 14, 2004).

4.1	8% Series A Senior Subordinated Convertible Redeemable Debentures Due August 27, 2003 (previously filed as Exhibit 4.1 to Form 10-QSB filed January 18, 2002).

4.2	Certificate of Designation of Series A Preferred Stock filed November 5, 2001 (previously filed as Exhibit 2.3 to Form 10-QSB filed on January 18, 2002).

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

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350

Item 14.	Principal Accountant Fees and Services.

     Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended May 31, 2007 and 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year Ending May 31, 2007	Fiscal Year Ending May 31, 2006

Audit Fees	$7,000	$1,000

Audit-Related Fees	$7,500	$5,000

Tax Fees	$1,000	$3,324

TOTAL	$15,500	$9,324

Audit Fees for the fiscal years ended May 31, 2007 and 2006 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended May 31, 2007 and 2006 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended May 31, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended May 31, 2007 and 2006.

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
Date: September 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ CHRISTOPHER ASTROM
By: Christopher Astrom
Director
Date: September 13, 2007

/s/ RICHARD ASTROM
By: Richard Astrom
Director
Date: September 13, 2007