Form 10QSB
period 2007-08-31
CAPITAL SOLUTIONS I, INC.
filed 2007-10-22
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2007

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

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing  requirements for the past 90 days: Yes [ X ]    No [__]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ X ]    No [__]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [__]    No  [__]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 22, 2007, there were 66,732 shares of the Registrant's Common Stock, $0.0000001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes [__]    No [ X ]

CAPITAL SOLUTIONS I, INC.
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

CAPITAL SOLUTIONS I, INC.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
AUGUST 31, 2007

ASSETS

2007
CURRENT ASSETS
Cash and cash equivalents	$271

Total current assets	271

TOTAL ASSETS	$271

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,873
Short-term notes payable and advances	20,000

Total current liabilities	31,873

STOCKHOLDERS' DEFICIT
Preferred stock, $.0000001 par value, 20,000,000 shares
authorized, 50,000 issued and outstanding at August 31, 2007
Common stock, $.0000001 par value, 900,000,000 shares
authorized, 66,732 issued and outstanding at August 31, 2007
Additional paid-in capital	531,530
Accumulated deficit	(563,132)

Total stockholders' deficit	(31,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

	2007	2006
REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Professional fees and consulting	-	-
Accounting and audit fees	2,500	-
Stock transfer fees	-	-
Administrative and other	36	36
Total operating expenses	2,536	36

LOSS BEFORE OTHER EXPENSE	(2,536)	(36)

OTHER INCOME
Debt forgiveness	-	629,707
Total other income	-	629,707

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,536)	629,671
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,536)	$629,671

INCOME (LOSS) PER BASIC AND DILUTED SHARES
From continuing operations	$(0.03)	$6.51

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	76,732	96,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,536)	$629,671

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Forgiveness of debt	-	(629,707)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	2,500	-
Total adjustments	2,500	(629,707)

Net cash (used in) operating activities	(36)	(36)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	(36)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	307	432

CASH AND CASH EQUIVALENTS - END OF PERIOD	$271	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 1 -	ORGANIZATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Capital Solutions I, Inc. (formerly Vacation Ownership Marketing, Inc.) (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the May 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and the procedures that will be accomplished by the Company later in the year.

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

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 1 -	ORGANIZATION (CONTINUED)

stock and preferred stock authorized was reduced from $.001 par value per share to $.0000001 par value per share. The Company does not believe the merger will have any effect on the Company or its finances other than the amendment and restatement of the Company’s Certificate of Incorporation.

On May 26, 2005, Capital Solutions I, Inc., (“The Company”) consummated a Share Exchange Agreement with Bedrock Holdings Corporation, Inc., a privately held Company whereby, Capital Solutions I, Inc., agreed to acquire all the outstanding capital stock of Bedrock Holdings Corporation, Inc. The acquisition was accounted for under the purchase method of accounting. Accordingly, Bedrock Holdings Corporation, Inc. was treated as a wholly owned subsidiary of Capital Solutions I, Inc.  During the quarter ended November 30, 2005, the Company disposed of this wholly-owned subsidiary and recorded a loss of $21,000.

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

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

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

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

There are no options and warrants outstanding to purchase stock at August 31, 2007 or 2006.

	August 31,	August 31,
	2007	2006

Net Income (Loss)	$(2,536)	$629,671

Weighted-average common shares
Outstanding (Basic)	76,732	96,732

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	76,732	96,732

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

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

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following represents the Company’s accounts payable and accrued expenses as of August 31, 2007:

Professional Fees	$11,873

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 4-	STOCKHOLDERS’ (DEFICIT)

At August 31, 2007 and 2006, the Company had two classes of stock, preferred and common stock, each having a par value of $.0000001.

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

In the year ended May 31, 2006, related party debt of $80,116 was forgiven and converted to equity.

On October 10, 2006, the Company retired 30,000 shares of its common stock and has retroactively applied this retirement of shares to prior periods.

NOTE 5-	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the three months ended August 31, 2007. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CAPITAL SOLUTIONS I, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 AUGUST 31, 2007 AND 2006

NOTE 5-	PROVISION FOR INCOME TAXES (CONTINUED)

At August 31, 2007, the deferred tax assets consist of the following:

2007

Deferred taxes due to net operating loss
carryforwards	$197,096

Less: Valuation allowance	(197,096)

Net deferred tax asset	$-

NOTE 6-	LOANS PAYABLE – RELATED PARTY

As of August 31, 2007, the Company has received a total of $20,000 in the form of advances from affiliated companies either in the form of cash or through the affiliated companies payment of legal and professional fees on behalf of the Company.

NOTE 7-	EXPIRATION OF DEBT

The Company has recognized $629,707 of income as certain debt and related costs expired during the quarter ending August 31, 2006.  The Company had outstanding convertible debentures in the amount of $400,202, which matured August 27, 2003.  The debentures had been reported as a current liability in previous quarters.  Under Colorado Law, these debentures along with the associated interest accrued and expenses of $229,505 have expired. The debenture holders have satisfied the debt in full.

NOTE 8-	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has incurred capital deficits and has had net operating losses from continuing operations for the three months ended August 31, 2007.  The Company did however, with the exception of the expiration of debt totaling $629,707, had income from operations for the year ended May 31, 2007. The Company has no revenues to support itself.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less then 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such holders.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2007
COMPARED TO THREE MONTHS ENDED AUGUST 31, 2006

Revenues

Revenues were $0 for the three months ended August 31, 2007 and the three months ended August 31, 2006.

Operating Expenses

Operating expenses for the three months ended August 31, 2007 were $2,536 compared to $36 for the three months ended August 31, 2006. This increase was attributed to accounting and audit fees.

Other Income

In the quarter ended August 31, 2006 the Company recognized a one time other income charge in the amount of $629,707 as a result of the write off and forgiveness of the debt associated with our outstanding debentures.

Income (Loss) From Operations

Loss from operations for the three months ended August 31, 2007 was ($2,536) compared to income of $629,671 for the three months ended August 31, 2006.

Net Income (Loss) Applicable To Common Stock

Net loss applicable to Common Stock was ($0.03) for the three months ended August 31, 2007, compared to net income of $6.51 for the three months ended August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had current assets consisting of cash and cash equivalents in the amount of $271. As of August 31, 2007, we had current liabilities consisting of accounts payable and short term notes payable in the amount of $31,873.

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

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the first quarter of fiscal 2008.

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
Date: October 22, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ CHRISTOPHER ASTROM
By: Christopher Astrom
Director
Date: October 22, 2007

/s/ RICHARD ASTROM
By: Richard Astrom
Director
Date: October 22, 2007