Form 10KSB
period 2007-12-31
Fuda Faucet Works, Inc.
filed 2008-03-31
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 0-9879

Fuda Faucet Works, Inc.
(Name of small business issuer in its charter)

Delaware	13-2648442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ge Jia Ba, Hua Ting, Yiyang
Jiangxi, PRC 334400
Telephone: 86 793-5887178
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no such disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Registrant’s revenues for its fiscal year ended December 31, 2007 were $25,587,594.

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of March 27, 2008 was approximately $1,478,693.

The number of shares of registrant’s common stock outstanding as of March 27, 2008 was 10,725,440.
Transitional Small Business Disclosure Format: YES ☐ NO

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS

The Company

References in this annual report to “we,” “us,” or “Fuda” refer to Fuda Faucet Works, Inc., its wholly-owned subsidiaries and Jiangxi Yiyang Fuda Copper Co., Ltd. (“Fuda Yiyang”), a variable interest entity under the contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise.

We develop, manufacture, distribute and market a wide range of brass faucets and related spouts and fittings. We produce all of our products in China and export most of our products in international markets, primarily in the Middle East, Europe, and Africa. We sell our products to distributors rather than to end users.

We began our business by focusing on copper re-processing in 1995. In 2002, we began to produce and sell brass faucets, spouts and fillings to the Chinese local market, and in 2004, we began to sell our European style products internationally.

About Us

We are a Delaware corporation, incorporated in 1969 under the name Magnum Communications Corp. We subsequently changed our name to Vacation Ownership Marketing, Inc., whereupon we engaged in the development and marketing of time-shared condominiums.  In 1983, we ceased operations due to continued financial difficulties and adverse litigation.  From 1983 until August 29, 2001, we were not engaged in any business. On August 29, 2001, we acquired Encore Builders, Inc., a construction company. Beginning on August 29, 2001 we were engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from us in the first quarter of 2002. As of May 10, 2004, we changed our corporate name was changed to Capital Solutions I, Inc. After the reverse acquisition in December 2007, we changed our corporate name to Fuda Faucet Works, Inc. on January 3, 2008.

Our executive offices are located at Ge Jia Ba, Hua Ting, Yiyang, Jiangxi, PRC 334400. Our telephone number is 86 793-5887178. Our website is www.jxfuda.com. Information on our website and any other website is not a part of this annual report.

Reverse Acquisition

On December 3, 2007, we (then known as Capital Solutions I, Inc.) executed a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee (the “Trustee”) of the Wu Yiting Stock Trust (the “Trust”), which was the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”), pursuant to which the Trustee transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust, some of whom acquired their shares as nominee of Wu Yiting, our chief executive officer. As a result, Moral Star BVI became our wholly-owned subsidiary and our sole business became the business of Moral Star BVI and its affiliated companies. The sole beneficiary of the Trust is Wu Yiting, who, as a result of the exchange, became our chief executive officer. The transaction is treated as a reverse acquisition. As a result, for accounting purposes, Moral Star BVI is treated as the acquiring company and our financial statements for period prior to December 3, 2007 reflect the historical operations of Moral Star BVI and its affiliated companies, including Fuda Yiyang.

Stock Distribution

On December 14, 2007, we effected a 3.2-for-one stock distribution of our common stock pursuant to which each share of common stock was converted into 3.2 shares of common stock. All references to shares and per share information in this annual report give effect to the stock distribution.

December 2007 Private Placement

In connection with the acquisition of Moral Star BVI, we entered into the following agreements:

(a) A securities purchase agreement with Barron Partners, LP, Silver Rock I, Ltd. and Eos Holdings pursuant to which the investors purchased, for $3,400,000, 3,090,000 shares of series A preferred stock and warrants to purchase 2,060,060 share of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share.

The securities were issued to the investors in the following amounts:

Investor	Purchase Price	Series A Preferred	$1.80 Warrants	$3.00 Warrants
Barron Partners	$3,125,000	2,840,909	1,893,939	3,787,879
Silver Rock I	175,000	159,091	106,061	212,121
Eos Holdings	100,000	90,909	60,606	121,212
Total	$3,400,000	3,090,909	2,060,606	4,121,212

(b) An escrow agreement pursuant to which we issued 3,000,000 shares of series A preferred stock into escrow. These shares, which are in addition to the 3,090,909 shares that we issued in the private placement, are to be transferred to the investors if our earnings before interest and taxes (“EBIT”) do not reach certain target levels for 2007 and 2008. The targets are set forth in RMB, the currency of China. The dollar equivalents are based on an exchange ratio of RMB 7.4 to US$1.00. This rate is subject to change, and, to the extent that the value of the RMB increases as against the United States dollar, the targets, expressed in United States dollars, will be less. The targets are:

Period	RMB per share	US$ per share
2007	¥1.66515	$0.22502
2008 if none of the conditions listed below applies	¥2.31521	$0.31287
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and 50% of the $3.00 warrants are exercised by September 30, 2008	¥2.61524	$0.35341
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and all of the $3.00 warrants are exercised by September 30, 2008	¥3.06528	$0.41423

If the target for either period is not met, the percentage shortfall is determined. If the percentage shortfall for 2007 is equal to or greater than 50%, then the escrow agent is to deliver the 3,000,000 shares of series A preferred stock to the investors. If the percentage shortfall for 2007 is less than 50%, then the adjustment percentage shall be determined. The escrow agent shall deliver to the investors such number of shares of series A preferred stock as is determined by multiplying the adjustment percentage by 3,000,000 shares and the escrow agent shall retain the balance.

The adjustment percentage shall mean the percentage that is determined by the following formula: Adjustment percentage equals (1/(1-P)) - 1, where P equals the percentage shortfall, expressed as a decimal. By way of example, the following table shows the adjustment percentage, based on several assumptions as to the percentage shortfall from the target.

Percentage Shortfall	Adjustment Percentage
10%	11.11%
25%	33.33%
40%	66.67%
50%	100.00%

If the percentage shortfall for 2008 is equal to or greater than 50%, then the escrow agent shall deliver all of the shares of series A preferred stock then held in escrow to the investors. If the percentage shortfall for 2008 is less than 50%, then the adjustment percentage for 2008 shall be determined. The maximum number of shares to be delivered shall be determined by multiplying the adjustment percentage by 3,000,000 shares. The number of shares to be delivered to the investors shall be the lesser of the number of shares of series A preferred stock then held in escrow or the number of shares determined by the preceding sentence. Any of the shares held in escrow that are not delivered to the investors shall be returned to us for cancellation

(c) A buy-back agreement with Richard Astrom and Christopher Astrom, who were our then principal stockholders and sole directors and Christopher Astrom was our president, chief executive officer and chief financial officer, pursuant to which they sold to us all of the shares of common stock owned by them, which constituted 75% of our then outstanding common stock, for a purchase price of $625,000.

The certificate of designation for the series A preferred stock provides that:

•	Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.10, subject to adjustment.

•
If we issue common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (presently $1.10 per share), with certain specified exceptions, the number of shares issuable upon conversion of one share of series A preferred stock is adjusted to reflect a conversion price equal to the lower price.

•	No dividends are payable with respect to the series A preferred stock, and while the series A preferred stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

•
Upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the series A preferred stock are entitled to a preference of $1.10 per share before any distributions or payments may be made with respect to the common stock or any other class or series of capital stock which is junior to the series A preferred stock upon voluntary or involuntary liquidation, dissolution or winding-up.

•
The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing.

•
EBIT is defined as income before income taxes and interest, determined in accordance with GAAP plus (a) any charges which are reflected under GAAP in our financial statements which relate to the transaction contemplated by the purchase agreement and the registration rights agreement and the other documents executed in connection with the financing, including the issuance of the series A preferred stock and warrants and any other securities issuable pursuant to the purchase agreement, the registration rights agreement and the other documents, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. EBIT shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP.

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the six months for the $1.80 warrants and twelve months for the $3.00 warrants following the date of the initial issuance and thereafter if the underlying shares are covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if the Company’s EBIT per share, on a fully diluted basis, is less than the target amounts described above. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. The following table sets forth the exercise price of the warrants if the Company’s EBIT is 20% below the target (a “20% shortfall”), 50% below the target (a “50% shortfall”) or 90% below the target:

	$1.80 warrant Exercise Price	$3.00 warrant Exercise Price
Unadjusted	$1.80	$3.00
20% shortfall	$1.152	$1.92
50% shortfall	$0.45	$0.75
90% shortfall	$0.018	$0.03

If we issue common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the exercise price, with certain specified exceptions, the exercise price is reduced to an exercise price equal to the lower price in the case of the $3.00 warrant. The adjustment for the $1.80 warrant is based on a formula.

We have no right to redeem the warrants.

Pursuant to the securities purchase agreement:

•
Our board of directors and the holders of a majority of its capital stock approved a restated certificate of incorporation which changes the authorized capital stock to 130,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 110,000,00 are shares of common stock, par value $.001 per share. Our present authorized capital stock is 20,000,000 shares of preferred stock, par value $.0000001 per share, and 900,000,000 shares of common stock, par value $.0000001 per share. The restated certificate will become effective 20 days after a Schedule 13D information statement is mailed to stockholders.

•	We placed 3,000,000 shares of series A preferred stock in escrow as described above.

•
We agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, we would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. We are required to pay liquidated damages (i) if we fail to have a majority of independent directors by March 2, 2008 or (ii) thereafter, if he subsequently fail to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidated preference of $1.10 per share. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, and the maximum would be $408,000. As of March 28, 2008, we were not in compliance with these provisions since we did not have a majority of independent directors or the required audit and compensation committees. Accrued liquidated damages through March 28, 2008 were $29,063, and increase at the rate of $1,117.81 per day thereafter.

•
We and the investors entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	The investors have a right of refusal on future financings.

•	We are restricted from issuing convertible debt or preferred stock or from having debt in an amount greater than twice our earnings before interest, taxes, depreciation and amortization.

•
Our officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold. If any director, who is not also an executive officer, ceases to be a director, he or she may sell up to 50,000 shares of common stock during the restricted period. The lock-up agreement does not apply to shares issued pursuant to shares of common stock issued pursuant to a stock option or long-term incentive plan that is approved by the Company’s compensation committee if the committee is comprised of a majority of independent directors.

•	We paid Barron Partners $85,000 for its due diligence expenses.

Corporate Structure

Moral Star BVI owns 100% of the stock of Jiangxi Moral Star Copper Technology Co., Ltd. (“Moral Star China”), which is a wholly foreign-owned enterprise under the laws of the PRC. Moral Star China is a party to a series of contractual arrangements with Fuda Yiyang, a limited liability company headquartered in, and organized under the laws of, the PRC.

Fuda Yiyang was incorporated as a limited liability company under the laws of the PRC on November 20, 1995, and Wu Yiting, our chief executive officer and chairman of the board of directors, is the sole owner of Fuda Yiyang. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in China through Fuda Yiyang. Fuda Yiyang has the licenses and approvals necessary to operate its business in China. We have a series of contractual arrangements with Fuda Yiyang and its sole owner pursuant to which we own and operate the business of Fuda Yiyang. Through these contractual arrangements, we also have the ability to substantially influence Fuda Yiyang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Fuda Yiyang, we are considered the primary beneficiary of Fuda Yiyang. Accordingly, we consolidate the results, assets and liabilities of Fuda Yiyang in our financial statements, and the business described in this annual report is the business that was conducted by Fuda Yiyang prior to the share exchange transaction.

Our relationships with Fuda Yiyang and its sole owner are governed by a series of contractual arrangements between Moral Star China and Fuda Yiyang. Under PRC laws, each of Moral Star China and Fuda Yiyang is an independent legal person and none of them is exposed to liabilities incurred by the other parties. On December 3, 2007, we entered into the following contractual arrangements with Fuda Yiyang or its owner.

Management Agreement

Pursuant to the management agreement, Moral Star China manages and operates Fuda Yiyang’s business. In implementing this agreement, Moral Star China manages the operations of Fuda Yiyang, including, but not limited to, nominating and replacing members of Fuda Yiyang’s board, determining compensation and controlling management and day-to-day operation. All revenue (total profit (if any) after deduction of necessary expenses) generated by Fuda Yiyang shall be paid to Moral Star China and Moral Star China is responsible for paying Fuda Yiyang’s obligations incurred in connection with its business. In addition, Moral Star China manages and controls all of Fuda Yiyang’s funds.

Related Transactions Agreement

Under the related transactions agreement among Fuda Yiyang, Moral Star China, and Yiyang Kunpeng Worn Metal Recycling Co., Ltd. (“Kunpeng”), a company also owned by Wu Yiting, Kunpeng agreed to supply Fuda Yiyang and Moral Star China on an exclusive basis with recycled copper at its original cost, which will be not greater than the local market price. When the price of worn copper fluctuates in the local market by 20%, Kunpeng must notify Fuda Yiyang and Moral Star China. This agreement does not prohibit Fuda Yiyang or Moral Star China from obtaining recycled copper from other sources. Kunpeng is presently our largest supplier of raw materials. The agreement is a long-term agreement with no set expiration date.

Purchase Agreement

Pursuant to the purchase agreement, Moral Star China has a right to purchase the entire business of Fuda Yiyang. Moral Star China controls all of the operations of Fuda Yiyang and under the purchase agreement, agrees to purchase Fuda Yiyang’s equipment and patents and leases Fuda Yiyang’s manufacturing plants, land and remaining equipment. The purchase agreement is designed so that Moral Star China can conduct its business in China.

In December 2007, Moral Star China purchased equipment from Fuda Yiyang in the amount of $368,615 and finished products having a cost of $20,535 at the price equal to their book value.

Stockholders’ Voting Proxy Agreement

Pursuant to the proxy agreement, Wu Yiting, sole owner of Fuda Yiyang, agreed to irrevocably grant a person to be designated by Moral Star China with the right to exercise the stockholder voting rights among other rights, including the attendance at and the voting of the Fuda Yiyang shares at stockholder meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the rights to sell or transfer all or any of her equity interests of Fuda Yiyang, and appoint and vote for the directors and chairman as the authorized representative of the stockholders of Fuda Yiyang.

Shares Pledge Agreement

Under the pledge agreement, Wu Yiting pledged all of her equity interests in Fuda Yiyang to Moral Star China to guarantee Fuda Yiyang’s performance of its obligations under all related agreements by and between Moral Star China and Fuda Yiyang. Neither Wu Yiting nor Fuda Yiyang may transfer any of the pledged shares without the permission of Moral Star China

Exclusive Option Agreement

Under the option agreement between the Wu Yiting and Moral Star China, Wu Yiting irrevocably granted Moral Star China or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Fuda Yiyang, or to purchase the real estate and land used currently owned by Fuda Yiyang, at a price agreed upon by all parties. This agreement may not be terminated without the unanimous consent of all the parties, except that Moral Star China may, by giving thirty (30) days prior notice to the parties, may terminate this agreement.

Patent Transfer Agreement

Under the patent transfer agreement, Fuda Yiyang will transfer its patent certificate of utility model named Bending Water Pipe, designed by Yu Zeshi, patent number ZL 99 2 59230.5, certificate number 427197 to Moral Star China. Moral Star China is to pay an assignment fee for the patent of RMB 10,000 (US$ 1,392). If Fuda Yiyang does not transfer the patent without reason, Fuda Yiyang is to pay a penalty fee to Moral Star China. If Fuda Yiyang delays the transfer for more than two (2) months, Moral Star China has the right to terminate this agreement and request a return of the assignment fee.

Trademark Transfer Agreement

Under the trademark transfer agreement, Fuda Yiyang transferred its trademark, “FURDHER” to Moral Star China for RMB 10,000 (US$ 1,392). The registration is valid until January 1, 2015 in China. The trademark is registered with Serial No. 11, which includes bathroom equipment, flushing device and washing equipment.

The following chart summarizes our organizational and ownership structure.

Our Business

We are a holding company, and all of our operations are conducted by our Chinese subsidiary, Moral Star China, and our affiliated company, Fuda Yiyang.

The manufacture of brass faucets and related products is a labor-intensive industry. China has become one of most significant manufacturer of these products in the past two decades. Especially during the recent years, a number of global producers of sanitary ware and bathroom fittings have established manufacturing facilities in China. Our growth is dependent on expanding our manufacturing capacity, upgrading our products, improving quality, and improving international sales and service. The market for faucet and related products is related to the market for real estates. Although there is not a direct correlation between the real estate market and the market for bathroom fixtures, any slowdown affecting new residential construction would have an effect on the market for products, such as bathroom faucets and related products, that are used in new construction. Through December 31, 2007, we have not been affected by negative trends in the real estate market, largely because of the significant increase in sales to Dubai, where there has been an increase in construction projects. During 2007, we have expanded into Russia, which became one of our major international markets.

We provide services as an original equipment manufacturer or original design manufacturer for other companies. We plan to broaden the scope of our business to offer a broader range of services, including market research and tracking, product design, and integrated services including assembly, delivery and related services.

Product Lines and Manufacturing Process

Our products include kitchen and bar faucets, bathroom faucets and bathroom accessories. The following table set forth information as to the sales of these products for 2007 and 2006:

	Years ended December 31,
Category	2007	2006
Kitchen and bar faucets	$15,969,074	$7,118,270
Bathroom faucets	8,914,466	3,531,671
Bathroom accessories	704,054	860,258
Total	$25,587,594	$11,510,199

The basic process of our products consists of molding and forming the main body of the faucet, applying a finish, and then assembling the various components, followed by inspection and packaging.

Forging is the process of shaping metals by deforming them in some way. In hot forging, heated metal is forced results in a shape similar to the faucet body. In molding and forming our faucets, we use hot forging to create the shape of the faucet. We believe that forging is a more efficient process than machining since it can produce a near-net shape in about three seconds with little waste. As a result, only minor mechanical machining is required for us to produce the exact dimensions needed. After the machining process is completed, the faucet body is polished in an eight step process.

The next step is plating. Plating involves a leaching process that eliminates remaining molecules from the brass surface. The conventional plating is nickel and chrome since these materials are most resistant to corrosion. First, a base coating of electroplated nickel is applied, followed by a thin coating of electroplated chromium. The chrome layer is deposited from a plating bath containing certain additives that improve corrosion resistance.

Finally, the faucets and other components are sent for assembly. This process takes place on rotary assembly machines, which are precisely controlled. The sprout, if separate, is first installed, followed by the ceramic cartridge. This cartridge is screwed in place with a brass screw using a pneumatic gun, and then the handle is attached by hand. After assembly, the faucets are packaged in boxes along with any other components that are needed for final installation.

Our products are checked against the blueprints to ensure it matches all dimensions. A go-no-go gauge is used to make sure the interior and exterior threads fit together.

Before plating, parts are visually checked for surface imperfections, which are removed by sanding. After final assembly, every faucet is pressure tested with air and water for leaks and tested for durability.

The lab will sample some faucets, make use of special devices to test the thickness of plating, carry out a punished/forcing test to evaluate the working life of faucet, and ultimately approve for final installation.

Market and Competition

Overview of the Copper and Faucet Industry

Copper is one of the leading raw materials in the faucet production industry. As a result of increased living standards of homes worldwide, there is an increased demand for brass faucet industry, with an increasing demand for reprocessed copper. According to Britain BSRIA Ltd. (a consultancy, test and research not-for-profit, member-based association) and U.S. Scout Survey, the global faucet markets, valve and other plumbing sets are in strong demand. The global market volume of plumbing works is as large as $30 billion, with growth projected in the range of 20% per annum.

We believe that China will become increasingly important as the manufacturing base of plumbing works in the future. China, the United States and Italy manufacture over 80% of the world’s faucets. According to customs statistics from the United States, the faucet imports reached $2.5 billion in 2005, 20% of which was imported from China. U.S. imports of bathroom accessories reached almost $1 billion in 2005.

Because of the increased urbanization of China’s residential and commercial communities, there is an increased demand in China’s local market for medium and high-end products. The sales volume of plumbing works in 2005 was about $1.33 billion in the Chinese domestic market. China exported about $700 million worth of plumbing works in 2004 and its exports are increasing at an annual rate of more than 20%, according to The Analysis Report of China Plumbing Works Market.

The demand of faucets and relating accessories reflects increased business resulting from an active real-estate market. For example, Dubai has witnessed tremendous increase in real estate investment, growing to $1.8 billion in 2006 from $1.2billion in 2000. The construction boom in the Persia Gulf region is also at an all-time high, with 2,837 projects currently underway with an excess of $2.4 trillion in investment. During the year ended December 31, 2007, we generated revenues of $17,112,000 from customers in Dubai as compared to revenues of $2,955,000 from Dubai-based customers during the comparable period of 2006, an increase of approximately 479%. Our Dubai customers are distributors of bathroom fixtures and related products.

Sales and Marketing

We are based in China, but we conduct business in the Middle East, Europe and Africa and export our products into United Arab Emirates, Spain, Turkey, Israel, Saudi Arabia, Italy, Libya, and Russia. Through distributors and wholesalers in Dubai, United Arab Emirates, our products are resold into different countries.

As of December 31, 2007, we had three sales offices outside of China. We established sales offices in Dubai in March 2006.

The following table describes net sales in the major geographic areas:

	Years ended December 31,
	2007		2006
Country	Amount	Percentage	Amount	Percentage
United Arab Emirates	$22,521,534	88.0%	$7,006,441	60.9%
Russia	1,609,917	6.3%	-	-
China	405,616	1.6%	1,894,503	16.5%
Spain	457,386	1.8%	906,605	7.9%
Turkey	154,674	0.6%	980,366	8.5%
Israel	-	-	348,291	3.0%
Other	438,466	1.7%	373,993	3.2%
Total	$25,587,594	100.0%	$11,510,199	100%

Raw Materials and Suppliers

Copper is our principal raw material. Jiangxi province, the location of Fuda Yiyang factory, is rich in copper resources. In 2006, the production volume of copper in Jiangxi province was about 500,000 tons, according to the Analysis Report of China Copper Market on July 31, 2007. There are a number of copper processing factories in the area around the Fuda Yiyang factory and it is very easy for us to obtain scrap copper when needed. Our principal suppliers of copper are KunPeng and Yiyang Tengfei Electric Ware Company (“Tengfei”). KunPeng was our largest supplier for both 2007 and 2006. We purchased raw materials from KunPeng for $16,491,000, representing 70.5% of our total purchases, in 2007 and $5,808,538, representing 56.4% of our purchases, in 2006. Wu Yiting, our chief executive officer and chairman, owns 80% of the equity and is chairperson of KunPeng. Our purchases from Tengfei were $6,287,277, representing 26.9% of our purchases in 2007, and $3,966,986, representing 38.5% of our purchases in 2006. No other supplier accounted for more than 3% of our purchases for either year.

We manufacture the main part of the faucet, such as faucet body and utilize the services and products of other manufacturers for the fittings and/or components to the faucet. These products are readily available to us from a number of suppliers. The following table sets forth our main fittings suppliers.

Supplier	Fittings
Wenzhou Haicheng Yongshi Valve Core Company	Valve core
Zhejiang Changhe Jinyi Plumbing Factory	Shower series
Zhejiang Aifeiling Plumbing Company	Downcomer
Yutao Lufu Ciwa Valve Factory	Hose, valve core
Wenzhou Huamei Copper Tube Company	Hose
Zhejiang Changjiang Chaohong Plumbing Factory	Shower series

The faucet body is usually made of brass, which is an alloy of copper and zinc. The proportions of zinc and copper can be varied to create a range of brasses with varying properties. Brass is the most widely used material for faucets due to its resistance to soft-water corrosion and hard-water calcification. These products are available from a wide range of suppliers.

Customers

A significant percentage of our business is generated from a small number of customers. The following table sets forth information as to sales to the only customers who accounted for 5% or more of our sales for either 2007 or 2006.

	Years Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Isabella Hardware Trading L.L.C.	12,809,588	50.1%	2,843,157	24.7%
Al Jibrin General Trading L.L.C.	6,829,049	26.7%	1,135,739	9.9%
Yiyang Jiayi I&E Company	*	*	936,879	8.1%

* stands for less than 5%.

Our customers located in the Middle East included United Arab Emirates and Turkey in 2007. Our activities in these two countries include only marketing and sales efforts. Our second largest customer, Al Jibrin General Trading L.C.C. is owned by Mr. Jibrin Issa Jibrin Al Jibrin, who is trustee of the Wu Yiting Stock Trust and, since January 2008, has been sales director of Fuda Yiyang.

Employees

At March 28, 2008, we had 718 full time employees at Fuda Yiyang, including 27 executive, 620 manufacturing, 13 sales and marketing and 58 administrative employees. In addition, Fuda has four employees. Employees at Fuda Yiyang are represented by a union. We believe that our employee relations are good.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. The following table describes our intellectual property:

Type	Name	Issued by	Duration	Description
Trademark	“FURDHER” Registration No. 3512752	Trademark Bureau of the People’s Republic of China	Ten years, expiring on January 27, 2015 (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Company’s trademark registered on product Serial No. 11: Bathroom equipment, flushing device and washing equipment.
Patent(1)	Bending Water Pipe Patent No. ZL 99 2 59230.5 Certificate No. 427197	Intellectual Property Bureau of the People’s Republic of China	Ten years, expiring on December 2009

(1) Approximately 30% of our products rely on this patent.

Environmental Matters

Fuda Yiyang, which manufactures our products, is subject to Chinese and regional environmental laws and regulations. Wastes generated from the metal plating operations generally include: spent solutions containing metals, rinse waters (wastewater) and sludges. When present in sufficient concentration, nearly all of the wastes produced by metal-finishing operations are directly toxic to humans and when in discharges or spills will have negative impacts on the environment. Our plating facility and related water treatment system are built under rigorous government criterion, and we received a manufacturing license from the government department of environmental protection. Fuda Yiyang has passed environmental impact assessment by local environment authorities. Our plating facility and related water treatment system are built under government criterion, and we received a manufacturing license from the government department of environmental protection. We believe that we and Fuda Yiyang are in compliance in all material respects with all environmental protection laws and regulations.

Risk Factors

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents inside China (Circular 75) in October 2005, and also promulgated its internal implementing guidelines (Notice 106) in June 2007. These regulations require that a PRC resident shall apply for the registration of foreign exchange of investment offshore at the local or State Administration of Foreign Exchange before establishing or controlling an offshore special purpose company. If a PRC resident transfers his properties or equities of a domestic enterprise to the offshore special purpose company, or seeks equity financing offshore after the transference of properties or equities to the offshore special purpose company, he shall file a modification registration. There is uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us. As a consequence, we cannot predict how it will affect our business operations or future strategies.

We believe we comply with the applicable regulations. The owner of Fuda Yiyang, Wu Yiting, was not a stockholder of Moral Star BVI. Moral Star BVI’s sole stockholder, the Trustee is not a resident of the PRC.

However, to the best of our knowledge, based on the terms of the Trust and the irrevocable proxy which the Trust issued to her, Wu Yiting may be deemed to control Moral Star BVI, which is an offshore special purpose company, under these policies. Wu Yiting shall apply for a registration of foreign exchange at Jiangxi Branch of SAFE. If Wu Yiting fails to fulfill the registration of foreign exchange, Fuda Yiyang cannot transfer its payment of profit, dividend, liquidation, equity transference and capital reduction to Moral Star BVI since any such payment would be considered as exchange evasion. We are applying for registration of foreign exchange. However, there is no assurance that we will be granted for this registration. If we need to enforce the agreements with Fuda Yiyang, we must seek to enforce them in China. We cannot assure you that we will be able to enforce any of them or remedies will be available outside of China.

We may need to raise additional capital which may not be available on acceptable terms or at all

We will require additional capital to upgrade our existing facilities and construct a new factory, expand our marketing efforts and meet our growing working capital requirements. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to develop our business. If we are unable to obtain additional financing, we will likely be required to curtail or significantly reduce our expansion plans. Further, any additional equity financing may involve substantial dilution to our then existing stockholders.

If we raise additional capital the value of your investment may decrease.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and any equity securities that we issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We must effectively manage the growth of our operations, or our company will suffer.

We are expanding our business by establishing offices in Dubai, Russia and Africa, and we plan to increase the range of services that we offer our customers. Further, although we do not have any plans to make any acquisitions, it is possible that we may expand our operations through acquisitions. Our ability to successfully develop our business requires an effective planning and management process, especially in view of the international nature of our business. The planned development of our business will place a significant strain on our management and our resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

An increase in the cost of raw materials will affect sales and revenues.

Any increase in the prices of raw materials, including copper, will affect the price at which we can sell our product. Although we set up a long-term raw material supply relationship with a related-party, the price of raw material purchased from this related-party is based on the local market price, which is not fixed. As a result, any increase in our suppliers’ costs, including KunPeng’s costs, would be passed on to us. Neither we nor KunPeng has any long term supply contracts with any source of copper. As a result, the prices at which we purchase raw materials are based on the market price at the time. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins.

Our expansion into Russia and Africa markets may have an adverse affect on our profitability.

We are beginning to expand our operations into Russia and Africa, which we consider significant potential markets for our products. Although we anticipate that these new markets will generate additional revenue and earnings in the long term, it is possible that our start up expenses may have an initial adverse impact until our operations are fully developed. We cannot assure you that we will be successful in entering these new markets or that we will generate any profits from these markets.

We face intense competition, and many of our competitors have substantially greater resources than we have.

We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than we currently offer and to offer a broader range of display devices. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets. We might lose some of our current or future business to these competitors or be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability.

Failure to repay our loans can hinder our business operations and profitability.

We have financed our business primarily from short-term bank loans and, to a lesser extent, from borrowings from a company which is controlled by our chief executive officer and which provides us with most of the raw copper that we use in manufacturing our products. The bank loans, which are secured by a mortgage on one of our parcels of land and 10 workshops, typically have terms of two or three months. At December 31, 2007, these loans totaled approximately $5.3 million, accounts payable due to material and service suppliers was $0.7 million and the payables to the related company was $2 million. The failure of the banks to continue to extend credit or to demand payment of a significant amount of our loans could impair our ability to operate profitably.

Risks Related to Operating in China

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our business.

Our business, financial condition, results of operations and prospects are subject to significant changes in economic, political and legal developments of China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies, policy interpretations, imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses and our operations and assets in China.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Because most of our sales are in the international market and payment is made in currency other than Renminbi, any change in the conversion rate between the time we issue an invoice for goods and services and the time we receive payment could result in a currency loss if the amount we receive in Renminbi is less than the amount we reflect as a receivable.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues and most of our expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares. Under China’s existing foreign exchange regulations, our Chinese subsidiary, Moral Star China, is able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions by Moral Star China under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if Moral Star China borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance Moral Star China by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of Moral Star China to obtain foreign exchange through debt or equity financing.

We do not carry property or casualty insurance and as a result any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business property loss, natural disaster or litigation might result in substantial costs and diversion of resources.

Capital outflow policies in The People’s Republic of China may hamper our ability to remit income to the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Our operations and assets in the China are subject to significant political and economic uncertainties.

 Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

A downturn in the economy of China may slow our growth and profitability.

We are seeking to meet what we see as an increasing demand and market in China local market for medium to high quality faucet products due to the rapid economy growth and increased urbanization. However, the growth of the Chinese economy has been uneven across geographic regions and economic sectors, and economic growth does not continue unabated indefinitely. Any downturn in the Chinese economy or in the residential real estate marker may have a negative effect on our business.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements relating to the purchase of raw materials, the manufacture of our products and the distribution of our products within China, as well as our agreements with Fuda Yiyang. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our agreements could result in a significant loss of business, business opportunities or capital.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located outside of the United States and our officers and directors will reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.  Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  Although we will be required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing the required controls and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

Risks Related to Our Securities

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “FUFW.” There is a limited trading market for our common stock, and on many days there is no activity in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires the broker or dealer to approve a person’s account for transactions in penny stocks and dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and receive a signed agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 2. PROPERTY

In China, there is no private ownership of land. The government issues a certificate of land use right, which is transferable and permits the holder to use the land. We hold three certificates of property rights which cover two blocks of industrial-use land in Jiangxi province in China, covering 262,000 square feet, for the term of 50 years, beginning from issuance date of the certificates, respectively.

One block of land and ten workshops are held as collateral pursuant to a maximum amount mortgage contract with a commercial bank which we entered into on September 6, 2007.

Our chief executive officer, Wu Yiting, holds the land use right covering 229,703 square feet, where a new facility is to be located. Ms. Wu is currently applying for registration of the land use right to ntransference to Fuda Yiyang.

We also lease office space in Dubai, United Arab Emirates under a one-year lease which expires in September 2008.

We believe our real property, including the property under construction, is adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a defendant in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2007, the holders of more than a majority of our outstanding common stock approved our restated certificate of incorporation. The restated certificate of incorporation will be filed with the Secretary of State of the State of Delaware approximately 20 days after we mail an information statement to our stockholders. The information statement will be mailed following the filing of this annual report and after we have responded to any comments which the SEC may have.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the Over the Counter Bulletin Board under the symbol “FUFW.” Our common stock was previously traded under the symbol “CSNI.” However, there is currently no regular market or trading in the Company’s common stock, and we cannot give an assurance that such a market will develop.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2006	High	Low
First Quarter	8.125	0.15
Second Quarter	0.25	0.15
Third Quarter	2.90	0.20
Fourth Quarter	2.90	0.30

2007	High	Low
First Quarter	1.50	1.01
Second Quarter	1.03	1.03
Third Quarter	1.03	1.03
Fourth Quarter	7.00	1.01

As of March 28, 2008, we had approximately 921 holders of record of our common stock.

We have not declared any dividends to date. Pursuant to a securities purchase agreement with Barron Partners, LP, Silver Rock I, Ltd. and Eos Holdings dated on December 3, 2007 , we may not pay dividends on or redeem shares of common stock while the series A preferred stock is outstanding.

Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	160,000	$1.60	-0-

The equity compensation plan not approved by security holders is a warrant to purchase 100,000 shares of common stock at $1.60 per share, issued to CCG Elite, for investor relations services.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2007 that were not disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the reverse acquisition in December 2007, we entered into a buy-back agreement with Richard Astrom and Christopher Astrom, who were our then principal stockholders and sole directors and Christopher Astrom was our president, chief executive officer and chief financial officer, pursuant to which we purchased from them all of the shares of our common stock that was owned by them, which constituted 75% of our then outstanding common stock, for a purchase price of $625,000, which represented a price per share of approximately $3.91.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Prior to December 3, 2007, we were a public reporting blind pool company with no assets. On December 3, 2007, we consummated a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Trust, which was the sole stockholder of Moral Star BVI. Pursuant to the share exchange agreement, the Trustee transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust, some of whom acquired their shares as nominees of Wu Yiting, our chief executive officer. As a result, Moral Star BVI became our wholly-owned subsidiary and our sole business became the business of Moral Star BVI and its affiliated companies. The transaction is treated as a reverse acquisition. As a result, for accounting purposes, Moral Star BVI is treated as the acquiring company for accounting purposes and our financial statements for period prior to December 3, 2007 reflect the historical operations of Fuda Yiyang.

We have a series of contractual arrangements with Fuda Yiyang which provide us with both control over the operations of Fuda Yiyang and the net income from Fuda Yiyang’s operations. Thus this discussion relates to the business, financial condition and results of operations of Fuda Yiyang.

We develop, manufacture, distribute and market high-quality brass faucets and related spouts and fittings. We produce all our products in China and export most of them to international markets. We do not have long-term contracts with any of our customers. In 2007, we focused more on expanding international market, apart from the Middle East, primarily Dubai and Turkey, and we began to sell our products in Russia and Africa. As a result, our sales in China declined from 14% of revenue in 2006 to 1.3% in 2007, and the sales in Russia during 2007, the first year in which we sold in Russia, was $1.6 million, or 6.2% of our total sales.

All of our manufacturing facilities are located in China, and most of our sales were generated from the Middle East. Most of our exports to Russia and Africa in 2007 were also conducted through local distributors in the Middle East. We are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations. Our results of operations may be adversely affected by changes in the political and social conditions in China, the Middle East, Russia, Africa and any other markets that we enter and by changes in governmental policies with respect to laws and regulations, among other things.

In accordance with relevant Chinese rules and regulations on management of foreign exchanges, we cannot deposit our revenues in the international market outside of China. Rather, without specific authorization, we must sell the foreign exchange to designated banks. In addition, we have to buy foreign exchanges from designated banks upon the strength of valid vouchers and commercial bills when paying current expenditures with foreign currency. In addition, all of our transactions undertaken in China are denominated in RMB, which must be converted into other currencies before remittance out of China. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government. To the extent that fluctuation in Chinese currency against other international currencies makes our products more expensive, our competitive position will be impaired.

Our principal raw material is raw copper, which we obtain from local Chinese suppliers. Any increase in prices of raw material, including copper, will affect our costs and consequently the price of our products. We do not have long-term fixed-price supply contracts. A significant portion of our copper is recycled copper which we purchase from KunPeng, a related party. The contract provides that we purchase the copper at cost, but not more than market price. However, this agreement does not restrict us from acquiring copper from other suppliers. Since we purchased large proportion of copper from KunPeng during past years, therefore, to some extent we rely on KunPeng. The agreement with KunPeng has no definite term.

Prior to December 3, 2007, Fuda Yiyang was a private company, and we did not have the expenses typically incurred as a public company. As a result, we expect to incur significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We recognizes sales of our products in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China are subject to a VAT tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the relating revenues were recognized by the invoiced value offsetting 17% output VAT. However, our sales outside of China are eligible for VAT exemption, credit and refund policy, and the relating revenues were equal to the invoiced value. The applicable refund rate from January 1, 2006 to June 30, 2007 was 13% and it has been adjusted down to 9% since July 1, 2007. The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited.

Reverse Acquisition – On December 3, 2007, we acquired all of the stock of Moral Star BVI in exchange for a controlling interest in us. As a result, our business became the business of Moral Star BVI, which, as a result of its agreements with Fuda Yiyang, includes the business of Fuda Yiyang. The transaction is accounted for as a reverse merger, with the result that our historical financial statement for periods prior to December 3, 2007 are the financial statements of Fuda Yiyang, and the shares that were issued to the Trust and its designees are deemed to be outstanding from the beginning of the periods presented in the financial statements.

Variable Interest Entity – Our consolidated financial statements include the financial statements of our wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities.

Moral Star China is a party to a series of agreements with Fuda Yiyang. These agreements include a management agreement pursuant to which all net income after deduction of necessary expenses, if any, generated by Fuda Yiyang is paid to Moral Star China and Moral Star China is responsible for paying Fuda Yiyang’s obligations incurred in connection with its business. In addition, Moral Star China manages and controls all of the funds of Fuda Yiyang. Moral Star China also has the right to purchase Fuda Yiyang’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Moral Star China can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Fuda Yiyang, who is also our chief executive officer, has pledged all of her equity in Fuda Yiyang as security for performance of Fuda Yiyang’s obligations to Moral Star China, and she granted Moral Star China an irrevocable grant of a proxy over her stock in Fuda Yiyang. As a result, Fuda Yiyang is considered a variable interest entity.

Comprehensive Income (Loss) - We have adopted Statements of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. We have has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes - We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establishe a valuation allowance when it is more likely than not that the assets will not be recovered.

With the approvals of the County Government of Yiyang, Fuda Yiyang was exempt from corporate income taxes during 2007 and 2006. Simultaneously the Local Tax Bureau of Yiyang County has also confirmed the above said preferential tax treatment.

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25%, except that qualified high and new technology enterprises are eligible for a 15% corporate income tax rate. Under the new income tax law, the low preferential tax rate shall gradually increase to the new tax rate within five years after the implementation of this law.

Accounts Receivable – We perform ongoing credit evaluations of our customers and intend to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to our credit policy, we generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.

We may require our customers to make a partial payment when placing an order, based on our credit evaluation. We generally require payment within three months. We maintain a policy that all sales are final and we do not allow returns. No return occurred in the twelve months ended December 31, 2007 and 2006. Based on industry practice and the credit history of customers, we believe the accounts receivable shown on its balance sheets are fully collectable.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average, method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. We believe that there was no obsolete inventory as of December 31, 2007 and 2006.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

There is no private ownership of commercial land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. Under three “State-owned Land Use Right Certificates”, issued in September 23, 1999, November 23, 1999 and July 19, 2001, we own the use right of two blocks of industrial-use land (covering 261,669 square feet) for the term of 50 years, beginning from issuance date of the certificates, respectively. We record the property subject to land use rights as property.

Our chief executive officer, Wu Yiting, holds the land use right covering 229,703 square feet where a new facility is located. Ms. Wu Yiting has agreed to transfer the land use right of this block of land to Fuda Yiyang without any cost to Fuda Yiyang prior to the completion of construction, which started in early 2007.

Impairment of Long-lived Assets - Our long-lived assets consist of property and equipment. As of December 31, 2007 and 2006, the net value of property and equipment was $2,747,522 and $2,603,826 respectively, which represented approximately 13.2% and 22.2% of our total assets.

From December 2004 to present, fixed assets, including land, workshop buildings and equipment, amounting to $454,991 were unused. Since the value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment will be transported and reinstalled into the Company’s new workshop building, which is now under construction. A provision for impairment of certain idle assets in the amount of $146,209 was made previously when they became idle.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Results of Operations

Years ended December 31, 2007 and 2006

The following table sets forth information from our statements of operations for the years ended December31, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands).

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Net sales	$25,588	100.0%	$11,510	100.0%
Cost of sales	20,410	79.8%	9,212	80.0%
Gross profit	5,118	20.0%	2,299	20.0%
Selling expenses	276	1.1%	72	0.6%
General and administrative	432	1.7%	107	0.9%
Officers’ compensation	24	0.1%	22	0.2%
Depreciation and amortization	39	0.2%	9	0.1%
Income from sale of patents, net	576	2.3%	-	-
Consulting and professional fees	73	0.3%	-	-
Operating income	4,909	19.2%	2,088	18.1%
Reverse acquisition expenses	917	3.6%	-	-
Interest expense	371	1.4%	263	2.3%
Foreign exchange loss	198	0.8%	-	-
Net income	3,461	13.5%	1,825	15.9%
Net income per share:

Basic	$0.32		$0.17

Diluted	$0.30		$0.17

Weighted averages shares of common stock outstanding

Basic	10,725		10,725

Diluted	11,444		10,725

Net Sales

Net sales were $25,587,594 and $11,510,199 for the fiscal year 2007 and 2006, respectively, representing an increase $14,077,395, or 122.3%. The significant increase is mainly due to our marketing efforts in Dubai, United Arab Emirates, which is a retail and wholesale center of bathroom supply distributors in the Middle East. During fiscal 2007, our net sales in Dubai increased $15,571,864 or 218% to $22,712,352 as compared to $7,140,488 in 2006. In addition, we generated revenue of $1,584,942 in Russia during 2007. We generated no revenue from Russia in 2006.

Cost of Sales; Gross Profit

Cost of sales was $20,409,749 and $9,211,533 for the twelve months ended December 31, 2007 and 2006, respectively. The increase of $11,198,216 or 121.6% in cost of sales was primarily due to the rapid increase of sales. Cost of sales is the costs of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. Our gross margins are not comparable to those of other entities, which record delivery expenses into cost of sales, since we charge delivery expenses into selling expenses. Gross profit was $5,177,845 for 2007 and $2,298,666 for 2006, representing a gross margin of 20.0% for both years.

Although we were able to significantly increase our sales in years 2007 from 2006, the gross margin did not increase. The main reasons include the reduction in our selling prices to increase the appeal of our products to customers and the increase of the cost of our main raw material, worn copper. The adverse impact of these two factors together offset the decrease of the unit fixed cost with huge sales volume.

Selling Expenses

During 2007, selling expenses were $275,634, an increase of $203,299, or 281.1%, from $72,335 for 2006. Selling expenses include delivery expense, advertising and salaries. This increase is mainly attributable to significantly increase of delivery expenses resulting from both the growth in sales volume and the increased sales in the international market, as well as the expenses incurred from our sales offices. During 2007, delivery expenses increased by $149,586 to $198,076 as compared to $48,486 in 2006. Expenses in connection with sales offices increased $42,066 to $106,926 for fiscal 2007 as compared to $64,860 in 2006.

General and administrative

General and administrative expenses were $432,427 and $106,845 for the twelve months ended December 31, 2007 and 2006, an increase of $325,582 or 304.7%. General and administrative expenses include salaries, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs. The increase is mainly resulted from the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of business entertainment, car expenses, travel, office expenses, and etc.

Officers’ compensation

Officers’ compensation was $24,353 and $22,612 for 2007 and 2006, respectively. The nominal difference was due to a change in the exchange rates prevailing at the two dates.

Depreciation and amortization

Depreciation and amortization, excluding depreciation included in cost of production, increased $30,725 or 353.1% from $8,701 of fiscal 2006 to $39,426 of fiscal 2007. The increase in depreciation and amortization is mainly due to additional office equipments and automobiles purchased in 2007.

Consulting and professional fees

We did not incur any consulting or professional fee in 2006, when Fuda Yiyang was still a private company only engaging in product development, manufacturing and market exploration. After the reverse acquisition, our consulting and professional fees increased to $73,433 as a result of our public company expenses.

Income from Transfer of Patents

During 2007, we transferred two patents to a non-affiliated company for $621,451. The costs relating to the development of these patents had been expensed as incurred and not capitalized. As a result, the basis of these patents was zero. We recognized income of $576,493, representing the purchase price less related taxes and expenses.

Reserve Acquisition Costs

We incurred costs relating the December 2007 reverse acquisition of $916,908 were incurred in the fourth quarter of 2007. This amount includes the payment of $625,000 to the former principal stockholders to purchase its shares, and professional fees $291,908, including a non-cash charge of $33,852, the fair value of 33,517 shares of common stock issued to a reverse merger consultant. These reverse merger costs in 2007 are non-recurring.

Net Interest Expense

Net interest expense, offsetting minor interest income, was $371,334 and $263,061 for, 2007 and 2006, respectively, representing $108,273 or 41.2% increase as a result of the increase of short-term bank loans.

Foreign Exchange Loss

Net foreign exchange loss during 2007 was $198,373, which reflected a foreign exchange loss of $213,017 on accounts receivable from the customers out of China, offsetting foreign exchange gain of $14,644, which generated from loans of United States dollars.

Net Income

As a result of the factors described above, our net income for 2007 was $3,460,510, or $0.32 per share (basic) and $0.30 per share (diluted), an increase of $1,635,398 or 89.6% compared to $1,825,112, or $0.17 per share (basic and diluted) for 2006. With the approval of the County Government of Yiyang, Fuda Yiyang was exempt from corporate income taxes for 2007 and 2006. As a result, we did not pay any income tax in either 2007 or 2006.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $8,038,451, reflecting a current ratio of 2:1, compared to working capital of $2,815,538, reflecting a current ratio 1.45:1, as of December 31, 2006.

As of December 31, 2007 and 2006, we had cash of $169,319 and $380,714, respectively.

During 2007, our operations utilized cash of $4,011,085 as compared with $1,618,703 used by operations for 2006. The principal uses of cash in both years were significant increases in receivables from customers (including a related party) and inventories. During 2007, such receivables increased by $4,310,995, compared with an increase in accounts receivables of $1,792,799 in 2006. Similarly, inventories, including raw materials, work in progress and finished goods, increased by $3,153,039 in 2007, as compared with $2,089,845 in 2006.

During 2007, we utilized $2,354,500 on purchase of fixed assets, including progress payments for construction of new facilities, and received $612,451 from the sale of two patents. During 2006, we did not purchase any fixed assets.

During 2007, we generated $4,330,422 from financing activities, consisting of (1) proceeds of $3,043,000 from issuance of convertible preferred stock and warrants, net of issuance costs; (2) proceeds $13,576,349 from short-term bank loans, which was partially offset by repayments of $12,363,917; (3) proceeds from related parties of $4,596,921, which was offset in part by repayment of $4,521,931; and (4) proceeds $932,657 from employees, which had been fully repaid. During 2006, we generated $950,684 from financing activities, including proceeds of $6,462,023from short-term bank loans with repayments $6,106,010, and proceeds from related parties of $658,702, which was offset in part by repayment of $64,031.

We have financed our operations principally through rolling short-term bank loans and, to a lesser extent, through loans from related parties. The bank loans, which are secured by a mortgage on one of our parcels of land and ten workshops, typically have terms of two or three months in connection with our export orders. There can be no assurance that we will acquire necessary working capital from banks continuously. In December 2007, in connection with the share exchange acquisition, we sold shares of series A preferred stock and warrants, from which we received net proceeds of $2,228,440. This number is net of all issuance costs and reverse acquisition costs in cash. The proceeds were mainly used to expand our manufacturing facilities. The warrants include (1) to purchase 2,060,060 share of common stock at $1.80 per share; and (2) to purchase 4,121,212 shares of common stock at $3.00 per share. We are in the process of registering part of the shares under these warrants. After the registration statement becomes effective, holders of these warrants could exercise them and we may receive corresponding proceeds.

We believe that our working capital will be sufficient to meet our cash requirements for the next 12 months. However, in order to expand our business by enlarging our production capacity and developing new markets we will require significant additional capital, and we can not assure you that any necessary financing will be available on reasonable terms, if at all.

During 2007, our second largest customer, accounting for sales of $7,020,720, or approximately 27.4% of sales, was a Dubai-based company owned and controlled by Jibrin Issa Jibran Al Jibrin, who is the trustee of the Wu Yiting Trust, our controlling stockholder. At December 31, 2007, accounts receivable from this customer were $6,996,322, which represent approximately 87% of our working capital and have been fully collected as of March 28, 2008.

Pursuant to the securities purchase agreement dated December 3, 2007, the investors have a right of refusal on future financings, and we is restricted from issuing convertible debt or preferred stock or from having debt in an amount greater than twice our earnings before interest, taxes, depreciation and amortization. These provisions may make it difficult for us to raise money for our future operations or acquisitions.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements begin on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934, as amended. Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended December 31, 2007

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

The directors and executive officers of the Company are as follows:

Name	Age	Position
Wu Yiting	44	Chief executive officer and chairman of the board of directors
Wu Yaxu	42	Chief financial officer, director
Shu Shaohua	44	Director

Wu Yiting

Wu Yiting became our chief executive officer and chairman of the Board of Directors on December 3, 2007. From 1995 Ms. Wu founded Fuda Yiyang and has been its chief executive officer from its organization until the present. Ms. Wu majored in economy management, graduated from Central China Political University in 2000 and is a registered accountant in China.

Wu Yaxu

Wu Yaxu became our chief financial officer and one of our directors on December 3, 2007. She worked as accounting supervisor in Jiangxi Gandongbei Bushing Factory from 1983 to 1994. Ms. Wu has been working at Fuda Yiyang since 1995 until the present. She majored in Corporation Management, graduated from Beijing Academy of Social Science in 1989. She is a registered accountant in China.

Shu Shaohua

Shu Shaohua became one of our directors on December 3, 2007. Mr.Shu worked as manager of the engineering department in Shenzhen Sight Decoration LED from 1984 to 2001. Mr. Shu joined Fuda Yiyang since 2002 as vice general manager for manufacturing and buyers. He majored in mechanical designing and manufacturing, and is an engineer who graduated from Jiangxi University of Technology in 1983.

Committees of the Board of Directors and Financial Expert

Our board of directors currently does not have a standing audit committee, a compensation committee nor a nominating committee.

The board has determined that at least one person on the Board, Wu Yaxu, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Ms. Wu Yaxu does not meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

Code of Ethics

We have not adopted a code of ethics as of the date of this current report. Prior to the Closing, we only had two individuals acting as a directors and executive officers of the Company, and it had no employees. However, we plan to adopt a code of ethics in the upcoming fiscal year.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10% of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, during 2007, all of the required filings were made on a timely basis.

Family Relationships

Ms. Wu Yiting and Ms. Wu Yaxu are sisters. There are no other family relationships within the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid for the past two years for each person who served as our chief executive officer and our chief financial officer during 2007 and 2006. Compensation includes compensation from Fuda Yiyang. No officer received compensation in of $100,000 during 2007 and 2006 (collectively, the “Named Executive Officers”).

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Wu Yiting,	2007	$8,100	-0-	-0-	-0-	-0-	-0-	$8,100-
chief executive	2006	8,100	-0-	-0-	-0-	-0-	-0-	$8,100-
officer								-0-
Wu Yaxu, chief	2007	$6,500	-0-	-0-	-0-	-0-	-0-	$6,500
financial officer	2006	6,500	-0-	-0-	-0-	-0-	-0-	6,500
Christopher	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Astrom, chief executive and financial officer	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

None of our officers have employment contracts, options or other equity-based incentives. We do not have a stock option or other equity-based incentive plan.

Compensation of Directors

Our directors receive no compensation for their service on the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2008, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group

Name	Shares of Common Stock Beneficially Owned (2)	Percentage
Jibrin Issa Jibrin ALJibrin (2)	7,017,620	65.4%
Wu Yiting (2)	9,739,645	90.8%
Wu Yaxu	-	-%
Shu Shaohua	0	0%
All officers and directors as a group (2)	9,739,645	90.8%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 15, 2008. At such date, none of the persons named in the table held any options or warrants.

(1)	Unless otherwise noted, the address for each of the named beneficial owners and directors and officers is c/o Fuda Faucet Works, Inc., Ge Jia Ba, Hua Ting, Yiyang, Jiangxi, PRC 334400.

(2)
Jibrin Issa Jibrin AlJibrin is trustee of the Ms. Wu Yiting Stock Trust. Ms. Wu Yiting is our chief executive officer and chairman of our board of directors. The shares held by the trust are deemed to be beneficially owned by Ms. Wu since she has a right to instruct the trustee as to the voting or disposition of the shares. Ms. Wu is also the beneficial owner of 2,722,025 shares of common stock which are held by certain of our employees as nominee for Ms. Wu.

Barron Partners owns series A preferred stock and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion or exercise would result in Barron Partners and its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the reverse acquisition, Jibrin Issa Jibrin Al Jibrin, trustee of the Trust, transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust. As a result, Moral Star BVI became our wholly-owned subsidiary and its business became the business of the Company. The sole beneficiary of the Trust is Wu Yiting, who, as a result of the exchange, became the chief executive officer and chairman of the board.

Wu Yiting is the sole owner of Fuda Yiyang. Moral Star China is party to a series of agreements with Fuda Yiyang which are described in Item 1. These agreements provide that we operate the business of Fuda Yiyang and derive the profits (and sustain the losses) of Fuda Yiyang. Wu Yiting is also the chief executive officer and an 80% stockholder of Kunpeng. Kunpeng has agreed to supply Fuda Yiyang and Moral Star China on an exclusive basis with recycled copper at its original cost, which will be not greater than the local market price. When the price of worn copper fluctuates in the local market by 20%, Kunpeng must notify Fuda Yiyang and Moral Star China. The agreement has no fixed term. We purchase most of our raw copper from Kunpeng. Our purchases from KunPeng totaled $16,491,000, representing 70.5% of our total purchases, in 2007 and $5,808,538, representing 56.4% of our purchases, in 2006. As of December 31, 2007 and 2006, the amount due to Kunpeng in connection with above-said trade transactions was $1,189,152 and $1,168,963, respectively.

On January 1, 2008, Jibrin Issa Jibrin Al Jibrin became sales director of Fuda Yiyang. Al Jibrin General Trading L.L.C., a Dubai-based distribution company that is owned by Mr. Al Jibrin, was our second largest customer in 2007, accounting for sales of $7.0 million, or 27.4% of our sales. Sales to Al Jibrin General Trading were made at the same prices and on the same terms, including credit terms, as sales to non-affiliated distributors. As of December 31, 2007, the amount due from Jibrin company was $6,996,322, all of which have been collected as of March 28, 2008. Mr. Al Jibrin is the trustee of the Wu Yiting Trust, which is our controlling stockholder.

We have from time to time borrowed money from related parties on a non-interest bearing basis. Mr. Yu Zeshi, the husband of Ms. Wu Yiting, owned 51% of the equity in Fuda Yiyang and was its chairman of the board until April 8, 2007. On April 8, 2007, Mr. Yu transferred all of his equity to his wife, Wu Yiting. As of December 31, 2006, we owed Mr. Yu $507,926. In 2007, Mr. Yu advanced $268,689 to us and we repaid all outstanding balance to Mr. Yu. All abovementioned loans bear no interest.

As of December 31, 2006, we owed Ms. Wu Yiting $38,419. In 2007, Ms. Wu advanced $926,614 to us. We repaid Ms. Wu $145,231 during 2007. As of December 31, 2007, the balance due to Ms. Wu was $819,802.

During fiscal 2007, Wu Yaxu lent us $3,643,826, which was paid in full during 2007.

None of our directors is an independent director, as that term is defined by the regulations of the Nasdaq Stock Market.

ITEM 13. EXHIBITS
Description of Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
2.1	Share Exchange Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.7
3.1	Restated Certificate of Incorporation	Form 8-K filed on December 10, 2007	3.1
3.2	Certificate of Ownership and Merger of Fuda Faucet Works, Inc. and Capital Solutions I, Inc., dated December 3, 2007	Form 8-K filed on December 10, 2007	3.2
99.2	Certificate of Designation of Series A Preferred Stock	Form 8-K filed on December 10, 2007	99.2
4.1	Form of $1.80 Warrants, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.3
4.2	Form of $3.00 Warrants, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.4
10.1	Securities Purchase Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.1
10.2	Registration Rights Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.5
10.3	Closing Escrow Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.6
10.4	Buyback Agreement. Dated December 3, 2007	Form 8-K filed on December 10, 2007	99.8
10.5	Frequently Related Transactions Structural Agreement between Moral Star China, Fuda, and Kunpeng	Form 8-K filed on December 10, 2007	99.9

10.6	Purchase Agreement between Moral Star China and Fuda Yiyang	Form 8-K filed on December 10, 2007	99.10
21.1	List of Subsidiaries	Form S-1 filed on February 14, 2008	21.1
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.	Attached
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.	Attached
32.1	Certification by chief executive officer and chief financial officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.	Attached

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements at May 31, 2007 and 2006 were audited by Bagell, Josephs & Company, L.L.C (“Bagell”). On January 16, 2008, our board of directors dismissed Bagell as our independent registered accounting firm and appointed Bernstein & Pinchuk LLP (“Bernstein”) to serve as our independent registered accounting firm. On the same day we changed our fiscal year to the calendar year, which is the fiscal year of Moral Star BVI and Fuda Yiyang. Bernstein was the independent registered accounting firm for Fuda Yiyang prior to the reverse acquisition.

Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Bernstein

Audit fees

Aggregate fees for professional services rendered by Bernstein for the fiscal year ended December 31, 2007 were $75,000. In addition, in 2007 we also paid Berstein $95,000 for auditing of Fuda Yiyang’s financial statements at December 31, 2006 and 2005.

Audit -related Fees, Tax Fees and All Other Fees

There were no audit-related fees, tax fees and other fees billed by Berstein for other relevant services rendered to the Company during the 2007.

Services rendered by Bagell

Prior to the share exchange transaction, aggregate fees for professional services rendered for the Company by Bagell, for the fiscal years ended May 31, 2007 and 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year Ended 31-May-07	Fiscal Year Ended 31-May-06

Audit-related Fees	$7,500	$5,000
Audit Fees	7,000	1,000
Tax Fees	1,000	3,324
All Other Fees	-	-
Total	$15,500	$9,324

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

FUDA FAUCET WORKS, INC
By:	/s/ Wu Yiting
Wu Yiting Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Wu Yiting or either of them acting in the absence of the other as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

/s/ Wu Yiting	March 31, 2008	Chief Executive Officer and
Wu Yiting		Chairman of the Board of Directors (Principal Executive Officer)

/s/ Wu Yaxu	March 31, 2008	Chief Financial Officer and Director
Wu Yaxu		(Principal Financial Officer and Principal Accounting Officer)

/s/ Shu Shaohua	March 31, 2008	Director
Shu Shaohua

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fuda Faucet Works, Inc.

We have audited the accompanying consolidated balance sheets of Fuda Faucet Works, Inc. and subsidiaries (“Fuda”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Fuda’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuda as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York

February 27, 2008

FUDA FAUCET WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	(US dollars)
	December 31,
	2007	2006
Item
ASSETS
Current assets
Cash and cash equivalents	169,319	380,714
Accounts receivable	487,471	3,172,797
Due from related parties - trade	6,996,322	-
Prepayments to suppliers	14,326	371,934
Inventories	8,260,479	5,107,440
Other current assets	251,619	83,478
Total current assets	16,179,536	9,116,363
Property, plant and equipment
Land use right	869,251	813,136
Buildings	1,180,427	1,103,277
Machinery and equipment	758,619	692,459
Automobiles	128,495	84,617
Office equipment	72,801	3,022
Property plant and equipment - total	3,009,593	2,696,511
Less: accumulated depreciation	(777,600)	(574,941)
Property plant and equipment - net	2,231,993	2,121,570
Construction in progress	1,867,513	-
Other long-term assets - idle assets
Machinery and equipment - net	331,324	309,942
Land use right - net	184,205	172,314
Total assets	20,794,571	11,720,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	5,252,594	3,793,205
Accounts payable	686,114	717,229
Due to related parties-trade	1,189,152	1,168,963
Due to related parties- non-trade	819,802	546,345
Accrued expenses	112,280	35,756
Other payables	81,143	39,327
Total current liabilities	8,141,085	6,300,825
Total Liabilities	8,141,085	6,300,825

Commitments and Contingencies

Stockholders’equity
Common stock - 0.001 par value; 110,000,000 shares authorized;10,725,440 issued and outstanding shares on December 31, 2007	10,725	10,725
Preferred stock, 0.001 par value; 20,000,000 shares authorized; 3,090,909 share issued and outstanding on December 31, 2007	3,091	-
Additional paid-in capital	3,784,970	592,596
Surplus reserve	260,430	260,430
Retained earnings	7,753,585	4,293,075
Accumulated other comprehensive income	840,685	262,538
Total stockholders’equity	12,653,486	5,419,364
Total liabilities and stockholders’equity	20,794,571	11,720,189

See notes to financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AUDITED)

	(US dollars)
	Years ended December 31,
	2007	2006
Item
Net sales from unrelated parties	18,566,873	11,510,199
Net sales from related parties	7,020,721	-
Net sales - Total	25,587,594	11,510,199
Cost of sales (exclusive of items shown separately below)	20,409,749	9,211,533
Gross profit	5,177,845	2,298,666

Operating expenses:
Selling expenses	275,634	72,335
General and administrative	432,427	106,845
Officers’ compensation	24,353	22,612
Depreciation and amortization	39,426	8,701
Consulting and professional fees	73,433	-
Total operating expenses	845,273	210,493

Income from Transfer of patents - net	576,493	-

Operating income	4,909,065	2,088,173

Reserve acquistion costs	(916,908)	-
Other income	38,060	-
Interest expenses	(371,334)	(263,061)
Foreign exchange loss	(198,373)	-
Net income	3,460,510	1,825,112
Other comprehensive income
Foreign currency translation adjustment	578,147	188,272
Comprehensive income	4,038,657	2,013,384

Earnings per common share
Basic	0.32	0.17
Diluted	0.30	0.17
Weighted average number of common shares outstanding
Basic	10,725,440	10,725,440
Diluted	11,444,444	10,725,440

See notes to financial statements.

Fuda Faucet Works, Inc.
Statements of Changes in Stockholders' Equity
(Audited)

	(US dollars)
	Number of common stocks	Amount of common stocks	Number of preferred stocks	Amount of Preferred stocks	Additional paid-in capital	Surplus reserve	Retained earnings	Other comprehensive income	Total stockholders' equity
Item
Balance as of January 1, 2006	10,725,440	10,725	-	-	592,596	260,430	2,467,963	74,266	3,405,980
Net income for the year ended December 31, 2006	-	-	-	-	-	-	1,825,112	-	1,825,112
Other Comprehensive income (loss)	-	-	-	-	-	-	-	188,272	188,272
Balance as of December 31, 2006	10,725,440	10,725			592,596	260,430	4,293,075	262,538	5,419,364
Share exchange transaction and other restructuring in December 2007	-	-	-	-	73,127	-	-	-	73,127
Non controlling interest in Fuda Yiyang as a variable interest entity	-	-	-	-	10,725	-	-	-	10,725
Issuance of preferred stocks and warrants in December 2007	-	-	3,090,909	3,091	2,732,082	-	-	-	2,735,173
Issuance of warrants to a investor relation consultant in December 2007	-	-	-	-	68,613	-	-	-	68,613
Issuance of common stock to consultant as compensation					307,827				307,827
Net income for the year ended December 31, 2007	-	-	-	-	-	-	3,460,510	-	3,460,510
Other Comprehensive income (loss)	-	-	-	-	-	-	-	578,147	578,147
Balance as of December 31, 2007	10,725,440	10,725	3,090,909	3,091	3,784,970	260,430	7,753,585	840,685	12,653,486

See notes to financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED CASH FLOWS STATEMENTS
(AUDITED)
	(US dollars)
	Years ended December 31,
	2007	2006
Item
Cash flows from operating activities:
Net income	3,460,510	1,825,112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	202,659	154,478
Gain from transfer of patents	(576,493)	-
Amortization of fair value of warrants and stocks as compensation	39,570	-
(Increase) decrease in:
Accounts receivable	2,685,326	(1,792,799)
Due from related parties - trade	(6,996,322)	-
Prepayments to suppliers	357,608	(361,489)
Inventories	(3,153,039)	(2,089,845)
Other current assets	(105,246)	(31,092)
Increase (decrease) in:
Accounts payable	(31,115)	597,775
Due to related parties-trade	20,189	55,282
Accrued expenses	76,524	(8,116)
Other payables	8,744	31,991
Net cash used in operating activities:	(4,011,085)	(1,618,703)

Cash flows from investing activities:
Purchase of fixed assets	(2,354,500)	-
Proceeds from transfer of patents	612,451	-
Net cash used in investing activities	(1,742,049)	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	3,043,000	-
Proceeds from short-term bank loans	13,576,349	6,462,023
Repayment of short-term bank loans	(12,363,917)	(6,106,010)
Loans from related parties	4,596,921	658,702
Repayment to related parties	(4,521,931)	(64,031)
Loans from empolyees	932,657	-
Repayment to employees	(932,657)	-
Net cash from financing activities	4,330,422	950,684

Effect of exchange rate changes on cash and cash equivalents:	1,211,318	185,821
Cash and equivalents
Net increase (decrease) in cash and equivalents	(211,395)	(482,198)
Cash and equivalents, beginning of year	380,714	862,912
Cash and equivalents, end of year	169,319	380,714

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	316,846	268,164
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued as compensation to financing consultants	307,827	-
Warrants issued to an investor relation consultant	68,613	-

See notes to financial statements.

1. Organization and Basis of Presentation

(1) Organization

Fuda Faucet Works, Inc. (the “Company,”“we,” “us,” “our”) was incorporated in Delaware on June 10, 1969 under the name Magnum Communications Corp. On December 9, 1980, the Company changed its name to Vacation Ownership Marketing, Inc. and was engaged in the development and marketing of time-shared condominiums. In 1983, the Company ceased operations due to continued financial difficulties and adverse litigation. From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001, the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. On May 6, 2004, the Company changed its corporate name to Capital Solutions I, Inc. Prior to December 3, 2007, the Company was not engaged in any business. On January 3, 2008, the Company changed its name to Fuda Faucet Works, Inc.

On December 3, 2007, the Company entered into a buy-back agreement with Richard Astrom and Christopher Astrom, who were the Company’s principal stockholders and sole directors and Christopher Astrom was the Company’s president, chief executive officer and chief financial officer, pursuant to which they sold to the Company all of the shares of common stock owned by them, which constituted 75% of the Company’s outstanding common stock, for a purchase price of $625,000. Richard and Christopher Astrom resigned from all positions as officers and directors simultaneously.

Contemporaneously with the purchase of stock from the former principal stockholders, the Company executed a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yiting Stock Trust, the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”), pursuant to which the trustee transferred to the Company all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of the Company’s common stock, approximately 98.5% of the Company’s outstanding common stock, which were issued to the Trust and the designees of the Trust. As a result, Moral Star BVI became the Company’s wholly-owned subsidiary and the Company’s business became the business of Moral Star BVI and its affiliated companies. The sole beneficiary of the trust is Ms. Wu Yiting, who, as a result of the exchange, became the chief fxecutive officer, president and a director of the Company.

On January 3, 2008, the Company effected a 3.2-for-one stock distribution pursuant to which each share of common stock was converted into 3.2 shares of common stock. All references in these financial statements to shares and per share information give effect to the stock distribution.

Moral Star BVI owns 100% of the stock of Jiangxi Moral Star Copper Technology Co., Ltd. (“Moral Star China”), which is a wholly foreign-owned enterprise organized under the laws of the Peoples’ Republic of China (“PRC”). Moral Star China is a party to a series of contractual arrangements with Jiangxi Yiyang Fuda Copper Co. Ltd. (“Fuda Yiyang”), a limited liability company headquartered in, and organized under the laws of, the PRC. The relationship among the above companies as follows:

Under generally accepted accounting principles, the acquisition by the Company of Moral Star BVI is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, in the acquisition by Moral Star BVI of the Company, then known as Capital Solutions I, Inc., with the issuance of stock by Moral Star BVI for the net monetary assets of the Company. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Moral Star BVI. Since Moral Star BVI and Moral Star China did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of Fuda Yiyang. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 10,564,647 shares of common stock issued to the trust and its designees are deemed to be outstanding from December 31, 2005.

The contractual arrangements among Moral Star China, Fuda Yiyang, its sole owner, Wu Yiting and related parties are represented by a series of agreements, including Management Agreement, Related Transactions Agreement, Purchase Agreement, Stockholders’ Voting Proxy Agreement, Shares Pledge Agreement, Exclusive Option Agreement, Patent Transfer Agreement, and Trademark Transfer Agreement, pursuant to which the Company obtained control over the business and operations of Fuda Yiyang, and became the primary beneficiary of Fuda Yiyang operations.

(2) Business

The Company’s business is presently the business conducted by Fuda Yiyang prior to the share exchange, which is the development, manufacture and distribution of a wide range of brass faucets and related spouts and fittings. The Company’s products include kitchen and bar faucets, bathroom faucets and bathroom accessories. The Company produces all of its products in China and exports most of them into the international marketplace. The Company started doing business by focusing on copper re-processing when Fuda Yiyang was initially formed in 1995. In 2002, the Company began to produce and sell the European style brass faucets, spouts and fittings to the Chinese local market, and in 2004, it began to sell our products internationally. We sell our products to bathroom supplies distributors

(3) Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principles of consolidation – The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. All significant intercompany accounts and transactions have been eliminated in the combination.

FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities.

Moral Star China is a party to a series of contractual arrangements with Fuda Yiyang. These agreements include a management agreement pursuant to which all net income after deduction of necessary expenses, if any, generated by Fuda Yiyang is paid to Moral Star China and Moral Star China is responsible for paying Fuda Yiyang’s obligations incurred in connection with its business. In addition, Moral Star China manages and controls all of the funds of Fuda Yiyang. Moral Star China also has the right to purchase Fuda Yiyang’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Moral Star China can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Fuda Yiyang, who is also the Company’s chief executive officer, has pledged all of her equity in Fuda Yiyang as security for performance of Fuda Yiyang’s obligations to Moral Star China, and she granted Moral Star China an irrevocable grant of a proxy over her stock in Fuda Yiyang. As a result, Fuda Yiyang is considered a variable interest entity.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, impairment of long-lived assets, depreciation and amortization, etc.

Country Risk– As the Company’s manufacturing base is located in China and its market is mainly located in Middle East, Africa and Russia, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in these areas. The Company’s results of operations may be adversely affected by changes in the political and social conditions in these areas, and by changes in governmental policies with respect to laws and regulations, among other things.

In accordance with the relevant Chinese rules and regulations on management of foreign exchanges, the foreign exchanges generated from sales of our products out of China shall be brought back into China and sold to designated banks instead of being deposited out of China without authorization. On the other hand, the Company has to buy foreign exchanges from designated banks when paying current expenditures with foreign exchanges. In addition, all of the Company’s transactions undertaken in China are denominated in Renminbi (“RMB”), which must be converted into other currencies before remittance out of China. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

Credit Risk – The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.

The Company may require its customers to make a partial payment, based on the Company’s credit evaluation. The Company generally requires payment within three months. We maintain a policy that all sales are final and we do not allow returns. No return occurred in the fiscal year of 2007 and 2006. Based on industry practice and the credit history of customers, the Company believes the accounts receivable shown on its balance sheets are fully collectable.

Foreign Currency Translation – The functional currency of the Company is China RMB, which is the primary medium of exchange where the Company operates. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

The Company translates its assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in stockholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income. The translation rates from RMB to US dollars for the fiscal years of 2007 and 2006 are as follows:

	2007	2006
Translation rate for assets and liabilities as of December 31,	7.3046:1	7.8087:1
Translation rate for equity items as of December 31,	8.2875:1	8.2875:1
Translation rate for profit & loss items for the fiscal year of	7.3912:1	7.9602:1

Revenue Recognition – The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition.” Revenues represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China mainland are subject to a tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the relating revenues were recognized by the invoiced value offsetting 17% output VAT. However, its sales outside of China mainland are applicable for VAT exemption, credit and refund policy, and the relating revenues were equal to the invoiced value. The applicable refund rate from January 1, 2007 to June 30, 2007 was 13% and it has been adjusted down to 9% since July 1, 2007. The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited. The actual VAT refunded is recognized as other income.

Shipping and handling cost– We bear shipping and handling costs from our factory to our customers’ designated location, and not billed them to our customers. From accounting perspective, we record such costs as delivery expenses, which are accounted for as part of selling expenses. Delivery expenses for the twelve months ended December 31, 2007 and 2006 were $198,072 and $48,486, respectively.

Advertising - The Company expenses all advertising costs as incurred. The advertising cost for the twelve months ended December 31, 2007 and 2006 was $48,343 and $23,849, respectively.

Comprehensive Income (Loss) – The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

With the approvals of the County Government of Yiyang, Fuda Yiyang was exempt from corporate income taxes for 2007 and 2006. The Local Tax Bureau of Yiyang County also retroactively confirmed the above-said preferential tax treatment. See Note 16.

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporate income tax rate for qualified high and new technology enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law shall gradually transit to the new tax rate within five years after the implementation of this law.

Cash and Cash Equivalents – Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories– Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labour and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2007 and 2006.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The estimated useful life of property, plant and equipment are as follows:

Land use rights	50 years
Buildings	30 years
Machinery and equipment	10 years
Automobiles	5 years
Office equipment	5 years

There is no private ownership of land in the PRC. All land is owned by the government which grants a transferable land use right pursuant to which the holder of the land use right has the right to use the land for the term of the land use rights. The estimated useful life of the land use rights is based on the term of the land use rights, which is 50 years.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. From December 2004 to present, fixed assets amounting to $510,529 were left unused, including land, workshop building and equipment. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment will be transported and reinstalled into the Company’s new workshop building, which is now under construction. A provision for impairment of certain idle assets in the amount of $146,209 was made previously when they were turned into idle status.

Derivative Instruments - The Company accounts for financial instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them.

We accounted for our convertible preferred stock and relating freestanding warrants (See Note 13) as equity. At the same time, we evaluated the fair values of such preferred stock, warrants and embedded conversion feature and made the allocation of proceeds between the detachable warrants and equity based on their relative fair values.

Financial Instruments and Fair Value - SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, prepayments, short-term loans, accounts payable, advances, accruals and other payables approximate their fair values because of the short maturity of those instruments.

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not have any financial instruments and does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is expected to have no material impact on our financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The operations of Fuda Yiyang are consolidated with those of the Company pursuant to FIN 46(R). See Basis of Presentation in Note 1.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006. The Company evaluated the impact of the tax exempt treatments enjoyed by the Company that were approved by the local government and also confirmed by the local tax bureau. See Note 16. Accordingly, management believe that for the there is no uncertainty for 2007and 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principle and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It shall be effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or business entity. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We are required to adopt SFAS No. 159 in the first quarter of 2008 and are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Variable Interest Entity

As a result of the contractual arrangements among Moral Star China, Fuda Yiyang, its sole shareholder, Wu Yiting, and related parties, the Company was given control over the business and operations of Fuda Yiyang and became the primary beneficiary of Fuda Yiyang. The consolidated financial statements for the fiscal year ended December 31, 2007 and 2006 included the results of operations of Fuda Yiyang for the same periods, even though the Company does not own any of Fuda Yiyang’s equity.

Fuda Yiyang’s assets and liabilities as of December 31, 2007 and 2006 are as follows:

	(US dollars)
	December 31,
	2007	2006
Item
Cash and cash equivalents	167,148	380,714
Accounts receivable	7,483,792	3,172,797
Prepayments to suppliers	14,326	371,934
Inventories	8,239,944	5,107,440
Other current assets	55,724	83,478
Property plant and equipment - net	3,832,895	2,121,570
Construction in progress	1,867,513	-
Other long-term assets	515,529	482,256
Total assets	22,176,871	11,720,189

Short-term bank loans	5,252,594	3,793,205
Accounts payable	602,901	717,229
Due to related parties-trade	1,189,152	1,168,963
Due to related parties- non-trade	676,559	546,345
Accrued expenses	112,280	35,756
Other payables	81,143	39,327
Total liabilities	7,914,629	6,300,825

A $1,942,742 intercompany payable on Fuda Yiyang’s books was not included in the above table, since this balance had been eliminated during consolidation.

As of December 31, 2007, non-controlling interest consists of 100% of the equity of Fuda Yiyang owned by Wu Yiting.

4. Accounts Receivable

As of December 31, 2007 and 2006, the balance of accounts receivable, excluding receivables from related parties, was $487,471 and $3,172,797, respectively, representing a decrease 84.6%. During the last few months of 2007, we exported $7.02 through Jibrin Company, a related party, of which $7 million was outstanding as of December 31, 2007. This receivable is reflected as “due from related parties.”

5. Inventories

Inventories consisted of the following as of December 31, 2007 and 2006:

Inventories	December 31, 2007	December 31, 2006
Raw materials	$3,844,897	$3,381,948
Work in progress	2,098,383	742,642
Finished goods	2,317,199	982,850
Total	$8,260,479	$5,107,440

Management believes that no inventory was obsolete on each balance sheet date thus no impairment on inventories was provided.

6. Property, Plant and Equipment

The total cost of property, plant and equipment was $3,009,593 and $2,696,511 as of December 31, 2007 and 2006, respectively. The increase was mainly due to appreciation of value of the RMB in United States dollars.

In China, all land is owned by the government and there is no private ownership of land. The government issues a certificate of use right, which is transferable, and permits the holder to use the land. Under three “State-owned Land Use Right Certificates”, the Company owns the use right for two blocks of industrial-use land (covering approximately 262,000 square feet) for the term of 50 years, beginning from issuance date of the certificates, which were 1991 and 2001.

Depreciation expense was $202,659 and $154,478 for the fiscal year of 2007 and 2006, respectively.

The land use rights for one parcel of land and 10 workshops are used as collateral pursuant to a mortgage agreement with a commercial bank. The mortgage agreement initially has a term from September 6, 2004 to September 5, 2007, and, on September 6, 2007, was replaced by a mortgage agreement that expires on September 5, 2010. The net book value of this collateral as of December 31, 2007 and 2006 was $1,580,124 and $1,517,483, respectively. Under the terms of the mortgage agreement, the Company may borrow from time to time up to the maximum amount provided in the mortgage agreement, which is $1.7 million.

7. Construction in Progress

As of December 31, 2007, the balance of construction in progress was $1,867,513, which represents the construction of new workshop buildings to expand current production capability. The construction started in the early part of 2007. We made progress payments to the contractor in accordance with the actual construction progress, thus the balance was in line with those already paid.

The land use right (covering 229,703 square feet) , on which these new workshop buildings are being constructed, is under the name of Ms. Wu Yiting, the Company’s Chief Executive Officer and sole stockholder of Fuda Yiyang. She has agreed to transfer the land use right of this block of land to the Company before the construction is finished.

8. Other long-term assets

As of December 31, 2007 and 2006, the balance of other long-term assets was $515,529 and $482,256. The increase was due to appreciation of value of the RMB in United States dollars. These other long-term assets include one block of land and a workshop building and equipment, which have not been used since 2004. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment will be transported and reinstalled into the Company’s new workshop building, which is now under construction. A provision for impairment of certain idle assets in the amount of $146,209 was made previously when they were turned into idle status.

9. Short-term bank loans

The balance of short-term bank loans as of December 31, 2007 and 2006 was$5,252,594 and $3,793,205, respectively as follows:

Loan Bank	Main Terms	December 31, 2007		December 31, 2006
		Principal	Interest rate (per annum)	Principal	Interest rate (per annum)
Industrial and	Two or three-month-term loans,	$444,925	7.776%	$33,296	7.308%
Commercial Bank	bearing benchmark interest rate	521,589	8.07%	945,100	8.190%
of China Ltd.,	announced by People's Bank of	2,349,205	8.42%	938,696	7.812%
YiYang Branch	China	383,320	8.54%	393,151	8.568%
		130,055	9.13%	389,310	7.810%
	Subtotal	3,829,094		2,699,553

Bank of China,	Two or three-month-term secured loans, bearing	$57,000	6.25%
YiYang Branch(1)	benchmark interest rate	140,000	6.44%	$197,216	6.840%
	announced by People's Bank of	960,000	7.00%	55,067	7.440%
	China	266,500	8.69%	841,369	7.680%
	Subtotal	1,423,500		1,093,652
	Total	$5,252,594		$3,793,205

(1) The loans from Bank of China, Yiyang Branch, were secured by the land use right for one block of land and 10 workshops under a mortgage agreement with the bank dated September 6, 2004, and on September 6, 2007, this mortgage contract was replaced by a mortgage which will expire on September 5, 2010. See Note 6.

10. Accounts Payable

The balance of accounts payable was $686,114 and $717,229 as of December 31, 2007 and 2006, respectively, which included payables to material suppliers and professional service providers.

11. Related party transactions

The transactions between the Company and related parties are classified into two categories: non-trade and trade.

(1) Non-trade transactions with related parties

		December 31,
Related party	Catergory	2007	2006
Yu Zeshi	Due from related party	$-	$507,926
Wu Yiting	Due to related party	819,802	38,419
		$819,802	$546,345

(i) Yu Zeshi

Mr. Yu Zeshi owned 51% of the equity in Fuda Yiyang until April 8, 2007. He was also Chairman of the Board during the same period. On April 8, 2007, Mr. Yu Zeshi transferred all of his equity to his wife, Wu Yiting, who is the Company’s chief executive officer and a director and was, at the time of the transfer, Fuda Yiyang’s other stockholder.

As of December 31, 2006, the Company owed Mr. Yu $507,926. In 2007, Mr. Yu advanced $268,689 to the Company and the Company repaid all outstanding balance to Mr. Yu. All abovementioned loans bear no interest.

(ii) Wu Yiting

Ms. Wu Yiting is our chief executive officer and Chairman of the Board.

As of December 31, 2006, the Company owed Ms. Wu Yiting $38,419. In the twelve months ended December 31, 2007, Ms. Wu Yiting advanced $926,614 to the Company, which were mainly used for working capital for the Company’s Dubai office and other costs occurred during the reverse merger. Ms. Wu Yiting was repaid $145,231. As of December 31, 2007, the balance due to Ms. Wu Yiting was $819,802. All abovementioned loans bear no interest.

(iii) Wu Yaxu

Wu Yaxu is one of our directors and our chief financial officer and sister of Wu Yiting.

During fiscal 2007, Wu Yaxu lent to the Company $3,643,826, which was paid in full during 2007.

(2) Trade transactions with related parties

(i) Yiyang KunPeng Worn Metal Recycling Co., Ltd.

Wu Yiting holds 80% equity of Yiyang KunPeng Metal Recycling Co., Ltd. (“KunPeng”). Ms. Wu Yiting is also the Chairman of KunPeng. Mr. Kun Yang, the Vice-President of Fuda holds the remaining 20% equity of KungPeng.

The Company purchased a significant percentage of our copper from KunPeng. During 2007 and 2006, the Company purchased $16,491,264 and $5,808,538, representing 70.5% and 56.4% of the total raw material purchase amount, respectively, from KunPeng.

As of December 31, 2007 and 2006, the amount due to Kunpeng in connection with above-said trade transactions was $1,189,152 and $1,168,963, respectively.

(ii) Al Jibrin Gereral Trading Co.,Ltd.

Jibrin Issa Jibrin Al Jibrin is the owner of Al Jibrin Gereral Trading Co., Ltd. (“Jibrin company”). He is the trustee of the Wu Yiting Stock Trust and became Sales Director of Fuda Yiyang from January 1, 2008.

During fiscal year 2007, the Company sold products amounted to $7,020,721 to Jibrin company, representing 21% of our total net sales, which contributed approximately gross profit of $1.4 million for the Company.

As of December 31, 2007, the amount due from Jibrin company was $6,699,322, all of which has been collected as of March 28, 2008.

12.  Accrued Expenses

As of December 31, 2007 and 2006, the accrued expenses were $112,280 and $35,756 respectively. Accrued expenses mainly consist of accrued salaries.

13. Equity-based Transactions

As above mentioned in Note 1, the consolidated financial statements reflect the equity structure as if the recapitalization transactions occurred as of the beginning of the first period presented.

(1) Authorized shares

In December 2007, the Company’s board of directors and the holders of a majority of its capital stock approved a restated certificate of incorporation which changes the authorized capital stock to 130,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 110,000,00 are shares of common stock, par value $.001 per share.

(2) Common Stock

As of December 31, 2007 and 2006, the Company had 10,725,440 shares of common stock issued and outstanding, respectively. From January 1, 2007 to December 31, 2007, the Company has engaged in the following equity-based transactions:

(i) On December 3, 2007, the Company entered into a buy-back agreement with the controlling shareholders of Capital Solution (the former of the Company), pursuant to which the Company purchased back 160,003 shares they hold for a purchase price of $625,000. After the buy-back transaction, the Company retained 53,539 shares of common stock as public float.

(ii) On the same day, the Company executed a share exchange agreement, pursuant to which the Company issued to Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yiting Stock Trust, the sole stockholder of Moral Star BVI, and its designees a total of 10,564,647 shares of common stock in exchange for all of the capital stock of Moral Star BVI.

(iii) On the same day, the Company issued 107,254 shares of common stock to a consultant providing services in connection with reverse merger transaction.

(iv) On the same day, the board of directors approved the 3.2-for-one stock distribution described in Note 1. The distribution took effect on January 3, 2008. The above-listed (i), (ii) and (iii) reflect the result of the distribution.

(3) Preferred stock and relating warrants

On December 3, 2007, the Company entered into a securities purchase agreement and an escrow agreement with three investors, pursuant to which the Company closed a private financing of $3,400,000 and correspondingly issued to the investors 3,090,909 shares of series A preferred stock and warrants to purchase 2,060,060 share of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share. The securities were issued to the investors in the following amounts:

Investor	Purchase Price	Series A Preferred	$1.80 Warrants	$3.00 Warrants
Barron Partners	$3,125,000	2,840,909	1,893,939	3,787,879
Silver Rock I	175,000	159,091	106,061	212,121
Eos Holdings	100,000	90,909	60,606	121,212
Total	$3,400,000	3,090,909	2,060,606	4,121,212

(i) Designation of series A preferred stock

The certificate of designation for the series A preferred stock provides that:

• Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.10, subject to adjustment.

• If the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the conversion price (presently $1.10 per share), with certain specified exceptions, the number of shares issuable upon conversion of one share of series A preferred stock is adjusted to reflect a conversion price equal to the lower price.

• No dividends are payable with respect to the series A preferred stock, and while the series A preferred stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

• Upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the series A preferred stock are entitled to a preference of $1.10 per share before any distributions or payments may be made with respect to the common stock or any other class or series of capital stock which is junior to the series A preferred stock upon voluntary or involuntary liquidation, dissolution or winding-up.

• The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing.

(ii) Adjustment based on EBIT

The escrow agreement provided that the Company issued 3,000,000 shares of Series A preferred stock into escrow. These shares are to be transferred to the investors if the Company’s EBIT does not reach certain target levels for 2007 and 2008. The targets are set forth in RMB, the currency of China. The dollar equivalents are based on an exchange ratio of RMB 7.4 to US$1.00. This rate is subject to change, and, to the extent that the value of the RMB increases as against the United States dollar, the targets, in United States dollars, will be less. The targets are:
Period	RMB per share	US$ per share

2007	¥1.66515	$0.22502
2008 if none of the conditions listed below applies	¥2.31521	$0.31287
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and 50% of the $3.00 warrants are exercised by September 30, 2008	¥2.61524	$0.35341
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and all of the $3.00 warrants are exercised by September 30, 2008	¥3.06528	$0.41423

If the target for either period is not met, the percentage shortfall is determined. If the percentage shortfall for 2007 is equal to or greater than 50%, then the escrow agent is to deliver the 3,000,000 shares of series A preferred stock to the investors. If the percentage shortfall for 2007 is less than 50%, then the adjustment percentage shall be determined. The escrow agent shall deliver to the investors such number of shares of series A preferred stock as is determined by multiplying the adjustment percentage by 3,000,000 shares and the escrow agent shall retain the balance.

The adjustment percentage shall mean the percentage that is determined by the following formula: Adjustment percentage equals (1/(1-P)) – 1, where P equals the percentage shortfall, expressed as a decimal. By way of example, the following table shows the adjustment percentage, based on several assumptions as to the percentage shortfall from the target.

Percentage Shortfall	Adjustment Percentage
10%	11.11%
25%	33.33%
40%	66.67%
50%	100.00%

If the percentage shortfall for 2008 is equal to or greater than 50%, then the escrow agent shall deliver all of the shares of series A preferred stock then held in escrow to the investors. If the percentage shortfall for 2008 is less than 50%, then the adjustment percentage for 2008 shall be determined. The maximum number of shares to be delivered shall be determined by multiplying the adjustment percentage by 3,000,000 shares. The number of shares to be delivered to the investors shall be the lesser of the number of shares of series A preferred stock then held in escrow or the number of shares determined by the preceding sentence. Any of the shares held in escrow that are not delivered to the investors shall be returned to the Company for cancellation.

EBIT is defined as income before income taxes and interest, determined in accordance with GAAP plus (a) any charges which are reflected under GAAP in the Company’s financial statements which relate to the transaction contemplated by the purchase agreement and the registration rights agreement and the other documents executed in connection with the financing, including the issuance of the series A preferred stock and warrants and any other securities issuable pursuant to the purchase agreement, the registration rights agreement and the other documents, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. EBIT shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP.

During fiscal year, net income was $3,460, 510. Following the above mentioned formula, EBIT defined here was $4,748,752 after adding back net interest expenses and non recurring reverse merger costs. According to the method of computing the formula, the number of outstanding shares of Common Stock was 19,998,167 shares, which results in EBIT of $0.2375 per share, which is greater than the target. As a result, there is no adjustment for 2007.

(iii) Warrants

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the six months for the $1.80 warrants and twelve months for the $3.00 warrants following the date of the initial issuance and thereafter if the underlying shares are covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if the Company’s EBIT per share, on a fully-diluted basis, is less than the target amounts described above. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. The following table sets forth the exercise price of the warrants if the Company’s EBIT is 20% below the target (a “20% shortfall”), 50% below the target (a “50% shortfall”) or 90% below the target (a “90% shortfall”):

	$1.80 warrant	$3.00 warrant
	Exercise Price	Exercise Price
Unadjusted	$1.80	$3.00
20% shortfall	$1.152	$1.92
50% shortfall	$0.45	$0.75
90% shortfall	$0.018	$0.03

Any adjustment in the exercise price will be determined based upon the Company’s actual EBIT per share, and the actual numbers may be different from those set forth in the table. There was no adjustment for 2007.

If the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the exercise price, with certain specified exceptions, the exercise price is reduced to an exercise price equal to the lower price in the case of the $3.00 warrant. The adjustment for the $1.80 warrant is based on a formula. The Company has no right to redeem the warrants.

(iv) Liquidated damages and limits

The Company agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidated preference of $1.10 per share. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, which would be $408,000.

The Company and the investors entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

The investors have a right of refusal on future financings. The Company filed with SEC registration statement on Form S-1 on February 14, 2008.

The Company is restricted from issuing convertible debt or preferred stock or from having debt in an amount greater than twice its earnings before interest, taxes, depreciation and amortization.

Our officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold. If any director, who is not also an executive officer, ceases to be a director, he or she may sell up to 50,000 shares of common stock during the restricted period. The lock-up agreement does not apply to shares issued pursuant to shares of common stock issued pursuant to a stock option or long-term incentive plan that is approved by the Company’s compensation committee if the committee is comprised of a majority of independent directors.

(v) Accounting treatment

We accounted for the above-mentioned convertible preferred stock and relating freestanding warrants as equity according to their features, stipulated by the certificate of designation of Series A Preferred Stocks and terms of relevant agreements.

We evaluated the fair values of such preferred stock, warrants and embedded conversion feature and made the allocation of proceeds between the detachable warrants, the Serial A Preferred Stock and the common stocks issued to the financial advisors for this 2007 private placement based on their relative fair values as follows:

	Amount of fair value	%	Allocation
Serials A Preferred Stock	$3,121,818	37.90%	$1,153,289
Conversion feature of Series A preferred stocks	-	0.00%	-
1.80 warrants	1,519,810	18.45%	561,461
3.00 warrants	2,762,166	33.53%	1,020,423
Common stock issued to financial advisors	833,252	10.12%	307,827
Total	$8,237,046	100.00%	$3,043,000

We adopted the current trading price of the Company common stock at the date of evaluation as the fair value of the preferred stocks. The following factors have been taken into consideration: (1) no dividend will be payable to preferred stockholders; (2) the issuance price and conversion price ($1.10) were both higher than the trading price ($1.01).

We adopted Black-Schole Model when calculating fair value of warrants, which has been based on the following assumptions: (1) exercise price will not be reduced, which means that the Company could meet the EBIT target; (2) the stock volatility of 110% was adopted instead of the actual volatility of the Company, which was the result adjusted from the volatility of one comparable public company, since the number of tradable common stock and actual trading volume of the Company were extremely low.

Since the issuance price was equal to the conversion price, therefore this is no discount. No fair value of Beneficial Conversion Feature needs to be taken into consideration.

Since we anticipate that the registration statement will be declared effective by the SEC before June 29, 2008, we did not accrue any liquidated damages at December 31, 2007.

The net proceeds of $3,043,000 represents result of gross amount of proceeds $3,400,000 net of relevant issuance costs, including due diligence fees and financing commission.

14. Concentration of Suppliers and Customers

Two significant suppliers accounted for 70.5% and 26.9% of our net purchase for the fiscal year ended December 31, 2007. Two suppliers accounted for 56.4%, and 38.5% of our raw material purchase for the year ended December 31, 2006. No other single supplier accounted for more than 3% of our purchases for both periods. KunPeng was the biggest supplier for the fiscal year 2007 and 2006, is 80% owned by the Company’s chief executive officer and she is also the chief executive officer of the supplier. See Note 11.

During the year ended December 31, 2007, two customers accounted for 50.1% and 26.7% of our net sales. The second largest customer for 2007 is a related party. See Note 11. For the year ended December 31, 2006, five customers accounted for 24.7%, two of 16.2%, 9.9% and 8.1% of the Company’s net sales, respectively and no other single customer accounted for more than 5% of net sales. The largest three customers were different in each year.

15. Segment Reporting

We operate in one segment – producing and distributing brass faucets and related spouts and fittings, no business segment information is presented. The following table sets forth, by geographic region, information concerning the Company’s net sales classified by the major geographic areas in which we sold our products:

	Years ended December 31,
	2007		2006
Country	Amount	Percentage	Amount	Percentage
United Arab Emirates	$22,521,534	88.0%	$7,006,441	60.9%
Russia	1,609,917	6.3%	-	-
China	405,616	1.6%	1,894,503	16.5%
Spain	457,386	1.8%	906,605	7.9%
Turkey	154,674	0.6%	980,366	8.5%
Israel	-	-	348,291	3.0%
Other	438,466	1.7%	373,993	3.2%
Total	$25,587,594	100.0%	$11,510,199	100%

Our products fall within three categories - kitchen and bar faucets, bathroom faucets and bathroom accessories, which are presented by the following table.

	Year ended December 31,
Category	2007	2006
Kitchen and bar faucets	$15,969,074	$7,118,270
Bathroom faucets	8,914,466	3,531,671
Bathroom accessories	704,054	860,258
Total	$25,587,594	$11,510,199

16. Income Tax

The income (loss) generated in Fuda, Moral Star BVI, Moral Star China and Fuda Yiyang before income taxes in 2007 and 2006, respectively, was as follows:

	Years Ended December 31,
	2007	2006
Loss in Fuda	$(1,019,000)	$	N/A
Loss in Moral Star BVI	(82)		N/A
Loss in Moral Star China	(2,081)		N/A
Income in Fuda Yiyang	4,481,673		1,825,112

The effective income tax rate was as follows:

	Years Ended December 31,
	2007	2006
Fuda	$15%	$	N/A
Moral Star BVI	-		N/A
Moral Star China	-		N/A
Fuda Yiyang	-		-

In accordance with the relevant tax laws in the British Virgin Islands, Moral Star BVI, as an International Business Company, is exempt from income taxes.

In accordance with the income tax laws applicable to Moral Star China when it was established in September 2007, it is exempt from corporate income taxes for its first two profitable years and are entitled to a 50% tax reduction for the succeeding three years based on the normal income tax rate 30%. After the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 took effect as of January 1, 2008, fiscal year 2008 shall be regarded as the first profitable year for determining eligibility of these benefits even if Moral Star China has not been profitable in 2008.

With the approvals of the County Government of Yiyang, Fuda Yiyang was exempt from corporate income taxes during 2007 and 2006. Simultaneously the Local Tax Bureau of Yiyang County has also confirmed the above said preferential tax treatment.

There was no provision (benefit) for income taxes for fiscal years 2007 and 2006 since Fuda as a holding company will not be profitable in the expected future. The tax effect of temporary differences and operating loss carryforwards is as follows as of December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$44,153	$-
	44,153	-
Deferred tax liabilities
Prepaid expenses	(29,384)	-

Valuation allowance	(14,768)	-
Net deferred tax assets	$-	$-

The operating carryforwards occurred in Fuda and Moral Star China. Fuda’s operating loss could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Moral Star China could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant P.R.C. tax laws and regulations.

17. Commitments and Contingencies

The Company previously leased an office in Dubai under an operating lease that expired in September 2007 with an aggregate monthly lease payment of approximately $1,313. This operating lease was replaced by another operating lease expiring in September 2008 with the same rent. Rent expense under the operating leases for the years ended December 31, 2007 and 2006 was $ and $13,130, respectively.