Form 10-Q
period 2008-03-31
Fuda Faucet Works, Inc.
filed 2008-05-15
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
Commission File Number: 0-9879
FUDA FAUCET WORKS, INC.
(Exact name of registrant as specified in its charter)
Delaware	13-2648442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ge Jia Ba, Hua Ting, Yiyang Jiangxi, PRC	334400
(Address of principal executive offices)	(Zip Code)
86 793-5887178
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common Stock, $0.001 par value per share	10,725,440 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FUDA FAUCET WORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(US dollars)
Item	March 31, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	2,764,643	169,319
Accounts receivable	4,535,417	487,471
Due from related parties - trade	-	6,996,322
Prepayments to suppliers	-	14,326
Inventories	9,288,386	8,260,479
Other current assets	234,981	251,619
Total current assets	16,823,427	16,179,536
Property, plant and equipment
Land use right	904,621	869,251
Buildings	1,228,457	1,180,427
Machinery and equipment	2,266,612	817,417
Automobiles	172,070	128,495
Office equipment	22,388	14,003
Property plant and equipment - total	4,594,148	3,009,593
Less: accumulated depreciation	(876,527)	(777,600)
Property plant and equipment - net	3,717,621	2,231,993
Construction in progress	2,033,518	1,867,513
Other long-term assets - idle assets
Machinery and equipment - net	344,804	331,324
Land use right - net	191,701	184,205
Total assets	23,111,071	20,794,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	5,914,599	5,252,594
Accounts payable	628,102	686,114
Due to related parties - trade	1,289,647	1,189,152
Due to related parties - non-trade	321,592	869,802
Accrued expenses	237,939	112,280
Other payables	40,839	81,143
Total current liabilities	8,432,718	8,191,085
Total Liabilities	8,432,718	8,191,085

Commitments and Contingencies

Stockholders’equity
Preferred stock, 0.0000001 par value; 20,000,000 shares authorized; 3,090,909 share issued and outstanding on March 31, 2008 and December 31, 2007	-	-
Common stock - $0.0000001 par value; 900,000,000 shares authorized; 10,725,440 issued and outstanding shares on March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	3,748,785	3,748,785
Surplus reserve	260,430	260,430
Retained earnings	9,119,729	7,753,585
Accumulated other comprehensive income	1,549,408	840,685
Total stockholders’equity	14,678,353	12,603,486
Total liabilities and stockholders’equity	23,111,071	20,794,571

See notes to financial statements.

FUDA FAUCET WORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	(US dollars)
Item	Three Months Eneded March 31,
	2008	2007
Net sales	9,760,370	4,037,934
Cost of sales (exclusive of items shown separately below)	7,700,215	3,263,348
Gross profit	2,060,155	774,586

Operating expenses:
Selling expenses	63,718	57,113
General and administrative	222,726	70,609
Officers’ compensation	6,411	5,806
Depreciation and amortization	20,850	3,247
Consulting and professional fees	56,755	-
Total operating expenses	370,460	136,775

Operating income	1,689,695	637,811

Interest expense	(110,912)	(88,079)
Foreign exchange loss	(212,639)	-
Net income	1,366,144	549,732
Other comprehensive income
Foreign currency translation adjustment	708,723	47,228
Comprehensive income	2,074,867	596,960

Earnings per common share
Basic	0.13	0.05
Diluted	0.07	0.05
Weighted average number of common shares outstanding
Basic	10,725,440	10,564,647
Diluted	20,098,167	10,564,647

See notes to financial statements.

FUDA FAUCET WORKS, INC.
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
(UNAUDITED)

	(US dollars)
Item	Three Months Eneded March 31,
	2008	2007
Cash flows from operating activities:
Net income	1,366,144	549,731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	98,927	38,443
(Increase) decrease in:
Accounts receivable	(4,047,946)	(282,650)
Due from related parties - trade	6,996,322	-
Prepayments to suppliers	14,326	(68,416)
Inventories	(1,027,907)	(858,170)
Other current assets	16,638	(31,114)
Increase (decrease) in:
Accounts payable	(58,012)	83,656
Due to related parties-trade	100,495	(165,610)
Advances from customers	-	586,633
Accrued expenses	125,659	41,176
Other payables	(40,304)	(39,327)
Net cash provided by (used in) operating activities:	3,544,342	(145,648)

Cash flows from investing activities:
Purchase of fixed assets	(1,379,708)	(27,032)
Net cash used in investing activities	(1,379,708)	(27,032)

Cash flows from financing activities:
Proceeds from short-term bank loans	5,381,802	1,819,019
Repayment of short-term bank loans	(4,884,271)	(1,708,386)
Loans from related parties	2,800,128	-
Repayment to related parties	(3,348,338)	-
Net cash from financing activities	(50,679)	110,633

Effect of exchange rate changes on cash and cash equivalents:	481,369	(55,154)
Cash and equivalents
Net increase (decrease) in cash and equivalents	2,595,324	(117,201)
Cash and equivalents, beginning of period	169,319	380,714
Cash and equivalents, end of period	2,764,643	263,513

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	110,912	52,825
Cash paid for income taxes	-	-

See notes to financial statements.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

1. Organization and Basis of Presentation

(1) Management’s Responsibility For Interim Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.

(2) Organization

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

Contemporaneously with the purchase of stock from the former principal stockholders, the Company executed a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yiting Stock Trust, the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”), pursuant to which the trustee transferred to the Company all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of the Company’s common stock, approximately 98.5% of the Company’s outstanding common stock, which were issued to the Trust and the designees of the Trust. As a result, Moral Star BVI became the Company’s wholly-owned subsidiary and the Company’s business became the business of Moral Star BVI and its affiliated companies. The sole beneficiary of the trust is Ms. Wu Yiting, who, as a result of the exchange, became the Chief Executive Officer, president and a director of the Company. Under generally accepted accounting principles, the company accounted this transaction as a reverse acquisition.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

On January 3, 2008, the Company effected a 3.2-for-one stock distribution pursuant to which each share of common stock was converted into 3.2 shares of common stock. All references in these financial statements to shares and per share information give effect to the stock distribution.

Moral Star BVI owns 100% of the stock of Jiangxi Moral Star Copper Technology Co., Ltd. (“Moral Star China”), which is a wholly foreign-owned enterprise organized under the laws of the Peoples’ Republic of China (“PRC”). Moral Star China is a party to a series of contractual arrangements with Jiangxi Yiyang Fuda Copper Co. Ltd. (“Fuda Yiyang”), a limited liability company headquartered in, and organized under the laws of the PRC.

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

The relationship among the above companies as follows:

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

(3) Business

The Company’s business is presently the business conducted by Fuda Yiyang prior to the share exchange, which is the development, manufacture and distribution of a wide range of brass faucets and related spouts and fittings. The Company’s products include kitchen and bar faucets, bathroom faucets and bathroom accessories. The Company produces all of its products in China and exports most of them into the international marketplace. The Company started doing business by focusing on copper re-processing when Fuda Yiyang was initially formed in 1995. In 2002, the Company began to produce and sell the European style brass faucets, spouts and fittings to the Chinese local market, and in 2004, it began to sell our products internationally. We sell our products to bathroom supplies distributors.

(4) Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s functional currency is the China Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“U.S. dollars” or “US$”).

Principles of consolidation - The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated in the combination.

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

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, impairment of long-lived assets, depreciation and amortization, etc.

Country Risk - As the Company’s manufacturing base is located in China and its market is mainly located in Middle East, Africa and Russia, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in these areas. The Company’s results of operations may be adversely affected by changes in the political and social conditions in these areas, and by changes in governmental policies with respect to laws and regulations, among other things.

In accordance with the relevant Chinese rules and regulations on management of foreign exchanges, the foreign exchanges generated by Fuda Yiyang and Moral Star China from sales of our products out of China shall be brought back into China and exchanged to RMB in designated banks instead of being deposited out of China without authorization. On the other hand, the Company has to buy foreign exchanges from designated banks when paying current expenditures with foreign exchanges. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government. In recent years, the Chinese government has gradually losen its control over foreign exchange, especially on current foreign exchange accounts, for instance, canceling of advance examination and approval for the opening of current foreign exchange accounts and enhancing of quota of current foreign exchange accounts.

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

The Company may require its customers to make a partial payment, based on the Company’s credit evaluation. The Company generally requires payment within three months. We maintain a policy that all sales are final and we do not allow returns. No return occurred in the three months ended March 31, 2008. Based on industry practice and the credit history of customers, the Company believes the accounts receivable shown on its balance sheets are fully collectable.

Foreign Currency Translation - The functional currency of the Company is China RMB, which is the primary medium of exchange where the Company operates. The Company reports its financial results in U.S. dollars.

The Company translates its assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in stockholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income. The translation rates from RMB to US dollars for the first quarter of 2008 and 2007 are as follows:

Translation rate for assets and liabilities as of March 31, 2008	7.0190:1
Translation rate for assets and liabilities as of December 31, 2007	7.3046:1
Translation rate for profit and loss items for the three months ended March 31, 2008	7.1034:1
Translation rate for profit and loss items for the three months ended March 31, 2007	7.7509:1
Translation rate for equity items of Fuda Yiyang as of March 31, 2008 and December 31, 2007	8.2875:1
Translation rate for equity items of Moral Star China as of March 31, 2008 and December 31, 2007	7.3938:1

Revenue Recognition - The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenues represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

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

Shipping and handling cost - We bear shipping and handling costs from our factory to our customers’ designated location, and not billed them to our customers. From accounting perspective, we record such costs as delivery expenses, which are accounted for as part of selling expenses. Delivery expenses for the three months ended March 31, 2008 and 2007 were $60,493 and $33,638, respectively.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Advertising - The Company expenses all advertising costs as incurred. The advertising cost for the three months ended March 31, 2008 and 2007 was $409 and $23,321, respectively.

Comprehensive Income (Loss) - The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes -The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

With the approvals of the County Government of Yiyang on July 17, 2007, Fuda Yiyang was exempt from corporate income taxes for 2008 and 2007. The Local Tax Bureau of Yiyang County (“Yiyang Tax Authority”) also retroactively confirmed the above-said preferential tax treatment on September 30, 2007.

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

Fuda Yiyang has filed its income tax return for the first quarter of 2008 with Yiyang Tax Authortiy, in which the income tax for the first quarter of 2008 was nil subject to the exemption policy. Yiyang Tax Authority accepted it and didn’t put forward any objection to the return. Management believes Fuda Yiyang can continue to enjoy the income tax exemption policy in 2008 in accordance with above-mentioned governmental documents.

Cash and Cash Equivalents - Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labour and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2008.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

We accounted for our convertible preferred stock and relating freestanding warrants as equity. At the same time, we evaluated the fair values of such preferred stock, warrants and embedded conversion feature and made the allocation of proceeds between the detachable warrants and equity based on their relative fair values.

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

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Variable Interest Entity

As a result of the contractual arrangements among Moral Star China, Fuda Yiyang, its sole shareholder, Wu Yiting, and related parties, the Company was given control over the business and operations of Fuda Yiyang and became the primary beneficiary of Fuda Yiyang. The consolidated financial statements for the three months ended March 31, 2008 and 2007 included the results of operations of Fuda Yiyang for the same periods, even though the Company does not own any of Fuda Yiyang’s equity.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Fuda Yiyang’s assets and liabilities as of March 31, 2008 and December 31, 2007 are as follows:

Item	(US dollars)
	March 31, 2008	December 31, 2007
Cash and cash equivalents	$2,752,418	$167,148
Accounts receivable	4,535,417	7,483,792
Prepayments to suppliers	-	14,326
Inventories	9,267,015	8,239,944
Other current assets	77,239	55,724
Property plant and equipment - net	3,453,691	3,832,895
Construction in progress	2,033,518	1,867,513
Other long-term assets	536,505	515,529
Total assets	22,655,803	22,176,871

Short-term bank loans	5,914,599	5,252,594
Accounts payable	609,083	602,901
Due to related parties-trade	1,289,647	1,189,152
Due to related parties- non-trade	42,741	676,559
Accrued expenses	237,939	112,280
Other payables	35,389	81,143
Total liabilities	8,129,398	7,914,629

A $1,999,145 intercompany payable on Fuda Yiyang’s books was not included in the above table, since this balance had been eliminated during consolidation.

As of March 31, 2008 and December 31, 2007, non-controlling interest consists of 100% of the equity of Fuda Yiyang owned by Wu Yiting.

4. Accounts Receivable

As of March 31, 2008 and December 31, 2007, the balance of accounts receivable, excluding receivables from related parties, was $4,535,417 and $487,471, respectively.

As of December 31, 2007, the balance due from Al Jibrin Gereral Trading Co., Ltd. (“Jibrin Company”), a related party, was $6,996,332. During three months ended March 31, 2008, this outstanding balance has been fully collected, and there were no sales to the Jibrin Company or any other related party during the quarter.

5. Inventories

Inventories consisted of the following as of March 31, 2008 and December 31, 2007:

Inventories	March 31, 2008	December 31, 2007
Raw materials	$2,329,957	$3,844,897
Work in progress	3,839,694	2,098,383
Finished goods	3,118,735	2,317,199
Total	$9,288,386	$8,260,479

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Management believes that no inventory was obsolete on each balance sheet date thus no impairment on inventories was provided.

6. Property, Plant and Equipment

Total cost of property, plant and equipment was $4,594,148 and $3,009,593 as of March 31, 2008 and December 31, 2007, respectively. The increase in gross amount of property, plant and equipment was mainly attributable to purchase of new equipment during the first quarter of 2008.

In China, all land is owned by the government and there is no private ownership of land. The government issues a certificate of use right, which is transferable, and permits the holder to use the land. Under three “State-owned Land Use Right Certificates,” the Company owns the use right for two blocks of industrial-use land (covering approximately 262,000 square feet) for the term of 50 years, beginning from issuance date of the certificates, which were 1999 and 2001.

Depreciation expense was $98,927 and $38,443 for the three months ended March 31, 2008 and 2007, respectively.

The land use rights for one parcel of land and 10 workshop buildings are used as collateral pursuant to a mortgage agreement with a commercial bank. The mortgage agreement initially has a term from September 6, 2004 to September 5, 2007, and, on September 6, 2007, was replaced by a mortgage agreement that expires on September 5, 2010. The net book value of this collateral as of March 31, 2008 and December 31, 2007 was $1,544,933 and $1,517,483, respectively. Under the terms of the mortgage agreement, the Company may borrow from time to time up to the maximum amount provided in the mortgage agreement, which is $1.7 million.

7. Construction in Progress

As of March 31, 2008 and December 31, 2007, the balance of construction in progress was $2,033,518 and $1,867,513, respectively, which represents the construction of new workshop buildings to expand current production capability. The construction started in the early part of 2007. We made progress payments to the contractor in accordance with the actual construction progress, thus the balance was in line with those already paid.

The land use right (covering 229,703 square feet) , on which these new workshop buildings are being constructed, is under the name of Ms. Wu Yiting, the Company’s Chief Executive Officer and sole stockholder of Fuda Yiyang. Ms. Wu has agreed to transfer the land use right of this block of land to the Company before the construction is finished. At March 31, 2008, the construction had not yet been completed. The construction was completed in April 2008, and the Company has submitted an application to relevant authority for the transfer of land use right.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

8. Other long-term assets

As of March 31, 2008 and December 31, 2007, other long-term assets were $536,505 and $515,529, respectively. The increase was due to appreciation of value of the RMB against U.S. dollars. These other long-term assets include one block of land and a workshop building and equipment, which have not been used since 2004. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment will be transported and reinstalled into the Company’s new workshop building, which is now under construction. A provision for impairment of certain idle assets in the amount of $146,209 was made previously when they were turned into idle status.

9. Short-term bank loans

The balance of short-term bank loans as of March 31, 2008 and December 31, 2007 was $5,914,599 and $5,252,594, respectively as follows:

Bank	Main Terms	March 31, 2008		December 31, 2007
Industrial and Commercial Bank of China Ltd., YiYang Branch	Two or three-month-term loans, bearing benchmark interest rate announced by People's Bank of China	Principal	Interest rate (per annum)	Principal	Interest rate (per annum)
		$-	-	$444,925	7.776%
		-	-	521,589	8.07%
		-	-	2,349,205	8.42%
		3,574,583	8.54%	383,320	8.54%
		-	-	130,055	9.13%
	Subtotal	$3,574,583		$3,829,094

Bank of China, YiYang Branch(1)	Two or three-month-term secured loans, bearing benchmark interest rate announced by People's Bank of China	$-	-	$57,000	6.25%
		-	-	140,000	6.44%
		751,000	7.00%	960,000	7.00%
		245,500	8.69%	266,500	8.69%
	Subtotal	$996,500		$1,423,500

	Two or three-month-term unsecured loans.	283,516	6.57%	-	-
China Construction Bank		680,000	LIBOR(2)+2.0%	-	-
		120,000	LIBOR(2)+2.5%	-	-
		260,000	LIBOR(2)+3.0%	-	-
		1,343,516		-
	Total	$5,914,599		$5,252,594

(1) The loans from Bank of China, Yiyang Branch, were secured by the land use right for one block of land and 10 workshop buildings under a mortgage agreement with the bank dated September 6, 2004, and on September 6, 2007, this mortgage contract was replaced by a mortgage which will expire on September 5, 2010. See Note 4.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

(2) LIBOR refers to the London Interbank Offered Rate. The interest rate of variance loans from China Construction Bank is the LIBOR on the date of maturity plus a certain percentage.

10. Accounts Payable

The balance of accounts payable was $628,102 and $686,114 as of March 31, 2008 and December 31, 2007, respectively, which included payables to material suppliers and professional service providers.

11. Related party transactions

The transactions between the Company and related parties are classified into two categories: non-trade and trade.

(1) Non-trade transactions with Ms. Wu Yiting

Ms. Wu Yiting is our Chief Executive Officer and Chairman of the Board. From time to time the Company has borrowed money from Ms. Wu for its operations. As of December 31, 2007, the amount due to Ms. Wu Yiting was $869,802. During three months ended March 31, 2008, Ms. Wu Yiting advanced $2,800,128 to the Company and was repaid for $3,348, 338. As of March 31, 2008, the amount due to Ms. Wu Yiting was $321,592. The loans from Ms. Wu are non-interest bearing.

(2) Trade transactions with Yiyang KunPeng Worn Metal Recycling Co., Ltd.

Ms. Wu Yiting holds 80% equity of, and is the chairman of, Yiyang KunPeng Metal Recycling Co., Ltd. (“KunPeng”). Mr. Yang Kun, Vice-President of Fuda Yiyang, holds the remaining 20% equity of KungPeng.

The Company purchased a significant percentage of copper from KunPeng. During three months ended March 31, 2008 and 2007, the Company purchased $5,453,133 and $840,935, representing 56.3% and 19.3% of the total raw material purchase amount, respectively, from KunPeng.

As of March 31, 2008 and December 31, 2007, the amount due to Kunpeng in connection with above-said trade transactions was $1,289,647 and $1,189,152, respectively.

12. Accrued Expenses

As of March 31, 2008 and December 31, 2007, the accrued expenses were $237,939 and $112,280, respectively. Accrued expenses mainly consist of accrued salaries.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

13. Equity-based Transactions

(1) Authorized shares

At March 31, 2008, the Company’s authorized capital stock consisted of 20,000,000 shares of preferred stock, par value $.0000001 per share, and 900,000,000 shares of common stock, par value $.0000001 per share. In December 2007, the Company’s board of directors and the holders of a majority of its capital stock approved a restated certificate of incorporation which changes the authorized capital stock to 130,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 110,000,000 are shares of common stock, par value $.001 per share.

The Company’s certificate of incorporation will be amended to reflect the change in authorized capital after an information statement has been mailed to stockholders. As of May 14, 2008, the restated certificate of incorporation has not yet been filed.

(2) Common Stock

As of March 31, 2008 and December 31, 2007, the Company had 10,725,440 shares of common stock issued and outstanding, respectively.

(3)  Preferred stock

As of March 31, 2008 and December 31, 2007, the Company had 3,090,909 shares of series A preferred stock issued and outstanding, respectively, which were issued on December 3, 2007 pursuant to a securities purchase agreement and an escrow agreement with three investors. At the same time the Company also issued to the three investors warrants to purchase 2,060,606 shares of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share. In addition, 3,000,000 shares of series A preferred stock are held in escrow for issuance in the event that the Company does not meet target levels of earnings before interest and taxes as defined (“EIBT”) are less than specified levels. The 3,000,000 shares that are held in escrow are not treated as outstanding since the condition which would result in the delivery of the shares from escrow has not occurred. The target level was met for 2007. The target numbers, which are expressed in RMB, for 2008 are as follows :

RMB¥2.6152 ($0.373) per share if all of the $1.80 warrants are exercised by June 30, 2008 and 50% of the $3.00 warrants are exercised by September 30, 2008.

RMB¥3.0653 ($0.437) per share if all of the $1.80 Warrants are exercised by June 30, 2008 and all of the $3.00 Warrants are exercised by September 30, 2008.

RMB¥2.3152 ($0.330) per share if neither of the conditions listed above is met.

The dollar equivalent is based on the exchange rate in effect on March 31, 2008, which was RMB¥7.0190 to $1.00.

If the targets are not met, the number of shares to be delivered to the investors is determined by a formula by which the 3,000,000 is multiplied by a percentage determined by the following formula: (1/(1-P)) - 1, where P is the percentage shortfall.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

For purpose of determining EBIT per share on a fully-diluted basis, all shares of common stock issuable upon conversion of convertible securities and upon exercise of warrants and options (whether or not vested) shall be deemed to be outstanding, regardless of whether (i) such shares are treated as outstanding for determining diluted earnings per share under GAAP, (ii) such securities are “in the money,” or (iii) such shares may be issued as a result of a 4.9% limitation; provided, however, that none of the 3,000,000 shares of series A preferred stock held in escrow nor the shares of common stock issuable upon conversion of such series A preferred stock shall be deemed outstanding

The Company agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The agreement provides that the Company pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidated preference of $1.10 per share. The liquidated damages are computed at the rate of 12% per annum of the purchase price, with a limit of $408,000. The appointment of five directors, four of which are independent directors, took effect on April 28, 2008 and related board committees were created on the same day. The investors waived their right to liquidated damages resulting from the failure to have met the required schedule.

The Company and the investors entered into a registration rights agreement pursuant to which the Company is required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines. No liquidated damages have been accrued since the Company believes that the registration statement will be declared effective by June 29, 2008.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

14.  Concentration of Suppliers and Customers

Two suppliers accounted for 56.3%, and 21.4% of our raw material purchases for the three months ended March 31, 2008. Two suppliers accounted for 76.4% and 19.3% of our raw material purchases for the three months ended March 31, 2007. No other supplier accounted for more than 10% of our purchases for either period. KunPeng was the largest supplier for the first quarter of 2008 and the second largest supplier for the same period of 2007. Wu Yiting, the Company’s chief executive officer, is the 80% stockholder and chief executive officer of KunPeng. (See Note 11).

During the three months ended March 31, 2008, two customers accounted for 49.5% and 44.6% of our net sales. For the three months ended March 31, 2007, one customer accounted for 33.0% of our net sales. No other customer accounted for 10% or more of our net sales in either quarter. The Company’s largest customer was the same in the both period.

15. Segment Reporting

The Company operates in one segment - producing and distributing brass faucets and related spouts and fittings, no business segment information is presented. The following table sets forth, by geographic region, information concerning the Company’s net sales classified by the major geographic areas in which it sold its products:

	Three months ended March 31,
	2008		2007
Nation	Amount	Percentage	Amount	Percentage
United Arab Emirates	$9,195,420	94.2%	$3,862,790	95.7%
Russia	564,950	5.8%	-	0.0%
Turkey	-	0.0%	24,272	0.6%
Spain	-	0.0%	149,824	3.7%
China	-	0.0%	1,048	0.03%
Total	$9,760,370	100%	$4,037,934	100.0%

The Company’s products fall within three categories - kitchen and bar faucets, bathroom faucets and bathroom accessories. The following table sets forth our sales in each product category for the three months ended March 31, 2008 and 2007.

Category	Three months ended March 31,
	2008	2007
Kitchen and bar faucets	$3,814,065	$1,426,679
Bathroom faucets	5,946,305	2,382,577
Bathroom accessories	-	228,678
Total	$9,760,370	$4,037,934

All of the Company’s long-lived assets are located in the PRC.

FUDA FAUCET WORKS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

16. Commitments and Contingencies

The Company leases an office in Dubai under an operating lease that expired in September 2008 with an aggregate monthly lease payment of approximately $1,313. Rent expense under the operating leases for the three months ended March 31, 2008 and 2007 was $3,939, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Prior to December 3, 2007, we were a public reporting blind pool company with no assets. On December 3, 2007, we consummated a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yitang Trust, which was the sole stockholder of Moral Star BVI. Pursuant to the share exchange agreement, the Trustee transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust, some of whom acquired their shares as nominees of Ms. Wu Yiting, our Chief Executive Officer. As a result, Moral Star BVI became our wholly-owned subsidiary and our sole business became the business of Moral Star BVI and its affiliated companies. The transaction is treated as a reverse acquisition. As a result, for accounting purposes, Moral Star BVI is treated as the acquiring company for accounting purposes and our financial statements for period prior to December 3, 2007 reflect the historical operations of Fuda Yiyang.

We have a series of contractual arrangements with Fuda Yiyang, which provide us with both control over the operations of Fuda Yiyang and the net income from Fuda Yiyang’s operations. Thus this discussion relates to the business, financial condition and results of operations of Fuda Yiyang.

We develop, manufacture, distribute and market high-quality brass faucets and related spouts and fittings. We produce all our products in China and export most of them to international markets, including Middle East, primarily United Arab Emirates, and Russia. We do not have long-term contracts with any of our customers. Our sales in China declined from 0.03% of revenue for the three months ended March 31, 2007 to nil for the same period of 2008.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, impairment of long-term assets, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Variable Interest Entity - Our condensed consolidated financial statements include the financial statements of our wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risks of, and enjoy the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities.

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

Income Taxes - We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance when it is more likely than not that the assets will not be recovered.

With the approvals of the County Government of Yiyang on July 17, 2007, Fuda Yiyang was exempt from corporate income taxes during 2008 and 2007. The Yiyang Tax Authority has also confirmed the above said preferential tax treatment on September 30, 2007. On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25%, except that qualified high and new technology enterprises are eligible for a 15% corporate income tax rate. Under the new income tax law, the low preferential tax rate shall gradually increase to the new tax rate within five years after the implementation of this law.

Fuda Yiyang has filed its income tax return for the first quarter of 2008 with Yiyang Tax Authortiy, in which Fuda Yiyang had no income tax as a result of the exemption.

Accounts Receivable - We perform ongoing credit evaluations of our customers and intend to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to our credit policy, we generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.

We may require our customers to make a partial payment when placing an order, based on our credit evaluation. We generally require payment within three months. We maintain a policy that all sales are final and we do not allow returns. No return occurred in the three months ended March 31, 2008 and 2007. Based on industry practice and the credit history of customers, we believe the accounts receivable shown on its balance sheets are fully collectable.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average, method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. We believe that there was no obsolete inventory as of March 31, 2008 and 2007.

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

Our Chief Executive Officer, Ms. Wu Yiting, holds the land use right covering 229,703 square feet where a new facility is located. Ms. Wu Yiting has agreed to transfer the land use right of this block of land to Fuda Yiyang without any cost to Fuda Yiyang prior to the completion of construction. The construction was completed in April 2008, and the Company has filed the documentation with the applicable government authority to effect a transfer of the property to us.

Impairment of Long-lived Assets - Our long-lived assets consist of property and equipment. As of March 31, 2008 and December 31, 2007, the net value of property and equipment was $4,254,126 and $2,747,522, respectively, which represented approximately 18.4% and 13.2% of our total assets.

From December 2004 to present, fixed assets, including land, workshop buildings and equipment, amounting to $536,505 were unused. Since the value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment will be transported and reinstalled into the Company’s new workshop building, which is now under construction. A provision for impairment of certain idle assets in the amount of $146,209 was made previously when they became idle.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2008 and 2007, in thousands of dollars and as a percentage of revenue.

Item	(In thousands, except per share amounts)
	Three Months Eneded March 31,
	2008		2007
Net sales	$9,760	100.0%	$4,038	100.0%
Cost of sales	7,700	78.9%	3,263	80.8%
Gross profit	2,060	21.1%	775	19.2%

Operating expenses:
Selling expenses	64	0.7%	57	1.4%
General and administrative	223	2.3%	71	1.7%
Officers’ compensation	6	0.1%	6	0.1%
Depreciation and amortization	21	0.2%	3	0.1%
Consulting and professional fees	57	0.6%	-	0.0%
Total operating expenses	370	3.8%	137	3.4%

Operating income	1,690	17.3%	638	15.8%

Interest expense	(111)	-1.1%	(88)	-2.2%
Foreign exchange loss	(213)	-2.2%	-
Net income	$1,366	14.0%	$550	13.6%
Other comprehensive income
Foreign currency translation adjustment	709	7.3%	47	1.2%
Comprehensive income	$2,075	21.3%	$597	14.8%

Earnings per common share
Basic	$0.13		$0.05
Diluted	$0.07		$0.05
Weighted average number of common shares outstanding
Basic	10,725		10,564
Diluted	20,098		10,564

Net Sales

Net sales were $9,760,370 and $4,037,934 for the three months ended March 31,2008 and 2007, respectively, representing an increase $5,722,436, or 141.7%. The significant increase is mainly due to our marketing efforts in United Arab Emirates and Russia. During the first quarter of 2008, net sales in Dubai, United Arab Emirates, a retail and wholesale center of bathroom supply distributors in the Middle East, increased $5,332,630 or 138.1% from $3,862,790 to $9,195,420, as compared with the same period of 2007. All sales were to non-related parties.

Cost of Sales; Gross Profit

Cost of sales was $7,700,215 and $3,263,348 for the three months ended March 31, 2008 and 2007, respectively. The increase of $4,436,867, or 136.0%, was primarily due to the rapid increase of sales. Cost of sales is the costs of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. We treat delivery expenses as a selling expense rather than as an element of cost of sales. As a result, our gross profit was $2,060,155 for first quarter of 2008, representing gross profit margin of 21.1%, compared with $774,586 for the same period of 2007, representing a gross margin of 19.2%.

Selling Expenses

During the first quarter of 2008, selling expenses were $63,718, an increase of $6,605, or11.6%, from $57,113 for the same period of 2007. Selling expenses include delivery expense, advertising and salaries. This increase is mainly attributable to significantly increase (from $33,638 to $60,493) of delivery expenses resulting from both the growth in sales volume and the increased sales in the international market. Our advertising expenses decreased from $23,321to $409.

General and administrative

General and administrative expenses were $222,726 and $70,609 for the three months ended March 31, 2008 and 2007, an increase of $152,117 or 215.4%. General and administrative expenses include salaries, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs. The increase is mainly resulted from the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of salaries, insurance, car expenses, business entertainment, travel, office expenses.

Officers’ compensation

Officers’ compensation was $6,411 and $5,806 for three months ended March 31, 2008 and 2007, respectively. The nominal difference was due to a change in the exchange rates prevailing at the two periods.

Depreciation and amortization

Depreciation and amortization, excluding depreciation included in cost of production, increased $17,603 or 542.1% from $3,247 of first quarter of 2007 to $20,850 of comparable period of 2008. The increase in depreciation and amortization is mainly due to additional office equipments and automobiles purchased in 2008.

Consulting and professional fees

We did not incur any consulting or professional fee in the first quarter of 2007, when Fuda Yiyang was still a private company only engaging in product development, manufacturing and market exploration. After the reverse acquisition, our consulting and professional fees increased to $56,755 as a result of our public company expenses.

Net Interest Expense

Net interest expense, offsetting minor interest income, was $110,912 and $88,079 for the first quarter of 2008 and 2007, respectively, representing a $22,833, or 25.9%, increase as a result of the increase of short-term bank loans.

Foreign Exchange Loss

Net foreign exchange loss during first quarter of 2008 was $212,639. We did not incur any foreign exchange loss during the first quarter of 2007. The foreign exchange loss in 2008 reflected a foreign exchange loss on accounts receivable from the customers out of China, offsetting minor foreign exchange gain, which generated from loans of United States dollars.

Net Income

As a result of the factors described above, our net income for the first quarter of 2008 was $1,366,144, or $0.13 per share (basic) and $0.07 per share (diluted), an increase of $816,412, or 148.5%, compared to $549,732, or $0.05 per share (basic and diluted) for first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $8,440,709, reflecting a current ratio of 2.0:1 and quick ratio of 0.9:1, compared to working capital of $8,038,451, reflecting a current ratio 2.0:1 and quick ratio of 1.0:1 as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, we had cash of 2,764,643 and $169,319, respectively.

During first quarter of 2008, our operations provided cash of $3,544,342 as compared with cash used by operating activities of $145,648 used for the same period of 2007. The significant improvement of our cash position in operating activities is largely attributable to the collection of accounts receivable from one of our related parties. Comparably, during the first quarter of 2007, the increase of inventories and accounts receivable has significantly affected our short-term liquidity.

During the first quarter of 2008, we utilized $1,379,708 in purchasing fixed assets, principally equipment, as compared to $27,032 for the same period during 2007.

During three months ended March 31, 2008, our financing activities used $50,679 as compared with net cash inflow of $110,633 for the same period of 2007. We raised $5,381,802 from short-term loans from several banks, which was partly offset by repayment of $4,884,271 to the banks. Loan proceeds from related parties were $2,800,128, which was offset by repayment to related parties of $3,348,338 in first quarter of 2008. We raised $1,819,019 from short-term bank loans in first quarter of 2007 and repaid $1,708,386.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce all our products in China and export most of them to international markets, the export prices on the selling contracts were all dominated in United States dollars. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the first quarter ended March 31, 2008, the foreign exchange losses were approximately $212,639 on and the foreign currency translation adjustments to our comprehensive income were $708,723 primarily as a result of the appreciation of the Chinese RMB against the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and procedures. The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the disclosure controls and procedures relating to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 4, 2007, the holders of more than a majority of our outstanding common stock approved our restated certificate of incorporation and we filed a Schedule 14C regarding this issue with SEC on February 19, 2008. The restated certificate of incorporation will be filed with the Secretary of State of the State of Delaware approximately 20 days after we mail an information statement to our stockholders. The information statement will be mailed following after we have responded to comments raised by the SEC with respect to our annual financial statements.

ITEM 6. EXHIBITS.

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

Fuda Faucet Works, Inc.
(Registrant)

May 14, 2008	/s/ Wu Yiting
Wu Yiting, Chief Executive Officer

May 14, 2008	/s/ Wu Yaxu
Wu Yaxu, Chief Financial Officer