Form 10KSB/A
period 2007-12-31
Fuda Faucet Works, Inc.
filed 2008-05-29
CIK 61500

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

The number of shares of registrant’s common stock outstanding as of March 31, 2008 was 10,725,440.
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

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-KSB/A to (i) restate its previously issued consolidated financial statements for the year ended December 31, 2007, as set forth in greater detail in Note 18 of Notes to Financial Statements, (ii) to make changes in Item 6 - Management’s Discussion and Analysis, (iii) to make conforming and related changes in Item 1 - Description of Business to clarify information previously included; (iv) to revise Item 8A - Controls and Procedures; and (v) to update the information as to our officers and directors in Item 9 - Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains currently dated certifications from the chief executive officer and the chief financial officer.

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

We began our business by focusing on copper re-processing in 1995. In 2002, we began to produce and sell brass faucets, spouts and fittings to the Chinese local market, and in 2004, we began to sell our European style products internationally.

About Us

We are a Delaware corporation, incorporated in 1969 under the name Magnum Communications Corp. We subsequently changed our name to Vacation Ownership Marketing, Inc., whereupon we engaged in the development and marketing of time-shared condominiums.  In 1983, we ceased operations due to continued financial difficulties and adverse litigation.  From 1983 until August 29, 2001, we were not engaged in any business. On August 29, 2001, we acquired Encore Builders, Inc., a construction company. Beginning on August 29, 2001 we were engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from us in the first quarter of 2002. As of May 10, 2004, we changed our corporate name to Capital Solutions I, Inc. After the reverse acquisition in December 2007, we changed our corporate name to Fuda Faucet Works, Inc. on January 3, 2008.

Our executive office is located at Ge Jia Ba, Hua Ting, Yiyang, Jiangxi, PRC 334400. Our telephone number is 86 793-5887178. Our website is www.jxfuda.com. Information on our website and any other website is not a part of this annual report.

Reverse Acquisition

On December 3, 2007, we (then known as Capital Solutions I, Inc.) executed a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee (the “Trustee”) of the Wu Yiting Stock Trust (the “Trust”), which was the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”), pursuant to which the Trustee transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust, some of whom acquired their shares as nominee of Wu Yiting, our chief executive officer. As a result, Moral Star BVI became our wholly-owned subsidiary and the business of Moral Star BVI and its affiliated companies became our business. The sole beneficiary of the Trust is Wu Yiting, who, as a result of the exchange, became our chief executive officer. The transaction is treated as a reverse acquisition. As a result, for accounting purposes, Moral Star BVI is treated as the acquiring company and our financial statements for period prior to December 3, 2007 reflect the historical operations of Moral Star BVI and its affiliated companies, including Fuda Yiyang.

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

December 2007 Private Placement

In connection with the acquisition of Moral Star BVI, we entered into the following agreements:

(a) A securities purchase agreement with Barron Partners, LP, Silver Rock I, Ltd. and Eos Holdings pursuant to which the investors purchased, for $3,400,000, 3,090,909 shares of series A preferred stock and warrants to purchase 2,060,606 share of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share.

The securities were issued to the investors in the following amounts:

Investor	Purchase Price	Series A Preferred	$1.80 Warrants	$3.00 Warrants
Barron Partners	$3,125,000	2,840,909	1,893,939	3,787,879
Silver Rock I	175,000	159,091	106,061	212,121
Eos Holdings	100,000	90,909	60,606	121,212
Total	$3,400,000	3,090,909	2,060,606	4,121,212

The holders of Series A preferred stock and holders of the $1.80 and $3.00 warrants have no right to require us to redeem or otherwise repurchase their securities.

(b) An escrow agreement pursuant to which we issued 3,000,000 shares of series A preferred stock into escrow. These shares, which are in addition to the 3,090,909 shares that we issued in the private placement, are to be transferred to the investors if our earnings before interest and taxes (“EBIT”) do not reach certain target levels for 2007 and 2008. The targets are set forth in RMB, the currency of China. The dollar equivalent is based on the exchange rate on March 31, 2008, which was RMB¥7.0190 to $1.00. This rate is subject to change, and, to the extent that the value of the RMB increases as against the United States dollar, the targets, expressed in United States dollars, will be less. The targets are:

Period	RMB per share	US$ per share
2007	¥1.66515	$0.22502
2008 if none of the conditions listed below applies	¥2.31521	$0.330
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and 50% of the $3.00 warrants are exercised by September 30, 2008	¥2.61524	$0.373
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and all of the $3.00 warrants are exercised by September 30, 2008	¥3.06528	$0.437

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

The warrants have terms of five years, which expires on December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise during the six months for the $1.80 warrants and twelve months for the $3.00 warrants following the date of the initial issuance and thereafter if the underlying shares are covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if our EBIT per share, on a fully diluted basis, is less than the target amounts described above. There was no adjustment for 2007. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. The following table sets forth the exercise price of the warrants if our EBIT for 2008 is 20% below the target (a “20% shortfall”), 50% below the target (a “50% shortfall”) or 90% below the target:

	$1.80 warrant Exercise Price	$3.00 warrant Exercise Price
Unadjusted	$1.80	$3.00
20% shortfall	$1.44	$2.40
50% shortfall	$0.90	$1.50
90% shortfall	$0.18	$0.30

Any adjustment in the exercise price will be determined based upon the Company’s actual EBIT per share for 2008, and the actual numbers may be different from those set forth in the table.

If we issue common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the exercise price, with certain specified exceptions, the exercise price is reduced to an exercise price equal to the lower price in the case of the $3.00 warrant. The adjustment for the $1.80 warrant is based on a formula.

We have no right to redeem the warrants, and the holders of the warrants have no right to require us to redeem or otherwise repurchase the warrants.

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

•
We agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, we would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. We are required to pay liquidated damages at the rate of 12% per annum from the date such damages begin to accrue until the condition giving rise to the liquidated damages is cured (i) if we fail to have a majority of independent directors by March 2, 2008 or (ii) thereafter, if he subsequently fail to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidated preference of $1.10 per share. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, based on the number of days that the Company is in violaition of the covenant, and the maximum would be $408,000. The appointment of five directors, four of whom are independent directors, took effect on April 28,2008, and audit and compensation committees were created on the same day. The investors waived their right to liquidated damages resulting from the failure to have met the required schedule.

•
We agreed that we would not take any action that would cause our common stock not to be traded on the OTC Bulletin Board, Nasdaq or the American or New York Stock Exchange. If we fail to comply, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 12% per annum based on the purchase price of the shares of series A preferred stock which have not then been sold. We also agreed that by May 3, 2009 we will have made application for the listing of our common stock on the Nasdaq Stock Market or the New York or American Stock Exchange. If during the period from May 3, 2009 and the date that the investors shall have converted series A preferred stock and exercised warrants and sold 90% of the total shares issuable upon conversion or exercise of the securities issued, If we fail to comply, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 6% per annum based on the purchase price of the shares of preferred stock which have not then been sold. In no event shall the liquidated damages payable under these two provisions exceed 12% of the purchase price of the shares of series A preferred stock that has not been sold.

•
We and the investors entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines. Since we are only registering 1,250,000 shares, the number of shares issuable as liquidated damages per day after June 29, 2008 would be 202.2 shares. No liquidated damages have been accrued and the Company believes the registration statement will be declared effective by June 29, 2008.

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

•
Shanda International Capital Investment Limited, of which Li Sheng is a control party, provided financial consulting services to the Company and is to receive a financing commission at the rate of 5%, of which $170,000 was paid to Li Sheng at the closing, based on $3,400,000 financing, and an additional $185,455 will be paid to Shanda when all of the $1.80 warrants are exercised and $618,182 will be paid to Shanda when all of the $3.00 warrants are exercised.

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

The following table describes net sales in the major geographic areas (dollars in thousands):

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

* stands for less than 5%.

Our customers located in the Middle East included United Arab Emirates and Turkey in 2007. Our activities in these two countries include only marketing and sales efforts. Our second largest customer, Al Jibrin General Trading L.C.C. is owned by Mr. Jibrin Issa Jibrin Al Jibrin, who is trustee of the Wu Yiting Stock Trust and, since January 2008, has been sales director of Fuda Yiyang, and, since April 2008, has been one of our directors. Isabella Hardware is also a distributor located in the United Arab Emirates.

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

We have financed our business primarily from short-term bank loans and, to a lesser extent, from borrowings from a company which is controlled by our chief executive officer and which provides us with most of the raw copper that we use in manufacturing our products. The bank loans, which are secured by a mortgage on one of our parcels of land and 10 workshop buildings , typically have terms of two or three months. At December 31, 2007, these loans totaled approximately $5.3 million, accounts payable due to material and service suppliers was $0.7 million and the payables to the related company was $2 million. The failure of the banks to continue to extend credit or to demand payment of a significant amount of our loans could impair our ability to operate profitably.

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

One block of land and ten workshop buildings are held as collateral pursuant to a maximum amount mortgage contract with a commercial bank which we entered into on September 6, 2007.

Our chief executive officer, Wu Yiting, holds the land use right covering 229,703 square feet, where a new facility is to be located. Ms. Wu is currently applying for registration of the land use right to transference to Fuda Yiyang.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Prior to December 3, 2007, we were a public reporting blind pool company with no assets. On December 3, 2007, we consummated a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Trust, which was the sole stockholder of Moral Star BVI. Pursuant to the share exchange agreement, the Trustee transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust, some of whom acquired their shares as nominees of Wu Yiting, our chief executive officer. As a result, Moral Star BVI became our wholly-owned subsidiary and the business of Moral Star BVI and its affiliated companies became our business. The transaction is treated as a reverse acquisition. As a result, for accounting purposes, Moral Star BVI is treated as the acquiring company for accounting purposes and our financial statements for period prior to December 3, 2007 reflect the historical operations of Fuda Yiyang.

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

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Net sales-unrelated parties	$18,567	72.6%	$11,510	100.0%
Net sales-related parties	7,021	27.4%
Net sales-total	25,588	100.0%	11,510	100.0%
Cost of sales-unrelated parties	5,209	20.37%	3,569	31.00%
Cost of sales-related parties	15,200	59.43%	5,642	49.0%
Cost of sales-total	20,410	79.8	9,212	80.0
Gross profit	5,178	20.2%	2,299	20.0%
Selling expenses	276	1.1%	72	0.6%
General and administrative	432	1.7%	107	0.9%
Officers’ compensation	24	0.1%	22	0.2%
Depreciation and amortization	39	0.2%	9	0.1%
Income from sale of patents, net	576	2.3%	-	-
Consulting and professional fees	73	0.3%	-	-
Reverse acquisition expenses	917	3.6%	-	--%
Operating income	3,992	15.6%	2,088	18.1%-
Interest expense	371	1.4%	263	2.3%
Foreign exchange loss	198	0.8%	-	-
Net income	3,461	13.5%	1,825	15.9%
Net income per share:

Basic	$0.32		$0.17

Diluted	$0.30		$0.17

Weighted averages shares of common stock outstanding

Basic	10,725		10,565

Diluted	11,444		10,565

Net Sales

Net sales were $25,587,594 and $11,510,199 for the fiscal year 2007 and 2006, respectively, representing an increase $14,077,395, or 122.3%. The significant increase is mainly due to our marketing efforts in Dubai, United Arab Emirates, which is a retail and wholesale center of bathroom supply distributors in the Middle East. During fiscal 2007, our net sales in Dubai increased $15,515,093 or 221% to $22,521,534 as compared to $7,006,441 in 2006. In addition, we generated revenue of $1,584,942 in Russia during 2007. We generated no revenue from Russia in 2006.

Cost of Sales; Gross Profit

Cost of sales was $20,409,749 (of which $15,200,461 were the raw materials from the related party, Kunpeng) for 2007 and $9,211,533 (of which $5,642,137 were the raw materials from the related party, Kunpeng) for 2006, respectively. The increase of $11,198,216 or 121.6% in cost of sales was primarily due to the rapid increase of sales. Cost of sales is the costs of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. Our gross margins are not comparable to those of other entities, which record delivery expenses into cost of sales, since we charge delivery expenses into selling expenses. Gross profit was $5,177,845 for 2007 and $2,298,666 for 2006, representing a gross margin of 20.0% for both years.

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

Net Interest Expense

Net interest expense, offsetting minor interest income, was $371,334 and $263,061 for 2007 and 2006, respectively, representing $108,273 or 41.2% increase as a result of the increase of short-term bank loans.

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

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $7,988,451, reflecting a current ratio of 2:1, compared to working capital of $2,815,538, reflecting a current ratio 1.45:1, as of December 31, 2006.

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

We have financed our operations principally through rolling short-term bank loans and, to a lesser extent, through loans from related parties. The bank loans, which are secured by a mortgage on one of our parcels of land and ten workshop buildings, typically have terms of two or three months in connection with our export orders. There can be no assurance that we will acquire necessary working capital from banks continuously. In December 2007, in connection with the share exchange acquisition, we sold shares of series A preferred stock and warrants, from which we received net proceeds of $2,228,440. This number is net of all issuance costs and reverse acquisition costs in cash. The proceeds were mainly used to expand our manufacturing facilities. The warrants include (1) to purchase 2,060,606 shares of common stock at $1.80 per share; and (2) to purchase 4,121,212 shares of common stock at $3.00 per share. We are in the process of registering part of the shares under these warrants. After the registration statement becomes effective, holders of these warrants could exercise them and we may receive corresponding proceeds.

We believe that our working capital will be sufficient to meet our cash requirements for the next 12 months. However, in order to expand our business by enlarging our production capacity and developing new markets we will require significant additional capital, and we can not assure you that any necessary financing will be available on reasonable terms, if at all.

During 2007, our second largest customer, accounting for sales of $7,020,720, or approximately 27.4% of sales, was a Dubai-based company owned and controlled by Jibrin Issa Jibrin Al Jibrin, who is the trustee of the Wu Yiting Trust, our controlling stockholder. At December 31, 2007, accounts receivable from this customer were $6,996,322, which represent approximately 87% of our working capital and have been fully collected as of March 28, 2008.

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

None

ITEM 8A. CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, management performed, with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2007 our controls were effective.

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our chief executive officer and our chief financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there were no material deficiencies in our internal controls over financial reporting, and, accordingly, our controls are effective. However, we recognize that there are weaknesses, particularly with respect to the application of United States GAAP to complicated financing transactions, which we consider immaterial. These weaknesses did not result in any material misstatements in our financial statements. The restatement of our financial statements for the year ended December 31, 2007 did not result in any material changes in our previously presented financial condition, results of operations or cash flows at December 31, 2007 and for the year then ended. We are taking the following steps to address these weaknesses:

1. The Company will establish more financial reporting monitoring activities to mitigate the risk of management override, specifically:

a. Delegation of authority will be reviewed and formally documented from time to time subject to updating;

b. Provide sufficient oversight in the implementation of accounting principles and external audit functions.

2. We intend to further strengthen in-house internal control team to minimize the reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements, particularly with respect to transactions that are not routine, including financing transactions and accounting for the reverse acquisitions and the relationship with a variable interest entity;

3. We will seek to adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

Management is in the process of improving its system of internal control over financial reporting through the following actions:

I. In April 2008, we elected four independent directors, three of whom are members of the audit committee. We anticipate the audit committee will work with our management, including our chief executive officer and chief financial officer, to implement an internal controls and training program.

II. We plan to engage an independent firm with experience in dealing with the disclosure requirements of the federal securities law and with companies that are located in the PRC and whose internal books are kept in accordance with PRC GAAP and require conversion to US GAAP.

III. Part of the responsibility of the independent firm will be both to assist us on the necessary controls that have to be implemented, to assist us in implementing these controls and to train our staff to remain in compliance with the internal controls on an ongoing basis, and to continue to be available as needed to assist us in assembling the information necessary for inclusion in our SEC reports and in preparing the reports for review by our independent registered public accounting firm and our counsel.

IV. We will increase our internal staff to enable us to assume the responsibilities in both implementing and maintaining our internal controls and in adapting our controls to meet changing conditions.

V. As a small business, we do not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, our management does review, and will increase the review of, financial statements on a monthly basis, and the newly-formed audit committee will review our accounting controls and financial statements with the independent registered public accounting firm on an annual and quarterly basis.

The foregoing initiatives will enable us to improve our internal controls over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

The directors and executive officers of the Company are as follows:

Name	Age	Position
Wu Yiting	44	Chief executive officer and chairman of the board of directors
Wu Yaxu	42	Chief financial officer, director
Yu Hao(1)	35	Director
Zhang Ning(1)(2)	49	Director
David Yaudoon Chiang(1)(2)	38	Director
David Oldridge(2)	54	Director
Jibrin Issa Jibrin Al Jibrin	49	Director
(1) Member of the audit committee.
(2) Member of the compensation committee.

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

Yu Hao

Yu Hao has more than 15 years of work experience in finance and accounting. Ms. Yu is a chartered certified accountant. Ms. Yu has been chief financial officer of Shen Zhen Min Run Agriculture Products Distribution Chain Store Co., Ltd. since March 2008. Ms. Yu worked as a financial controller at DeCoro Limited from July 2004 to March 2008, as chief financial officer at Hubei Tianhua Shareholding Co., Ltd from May 2000 to July 2004, and as an internal audit and business control manager at Shenzhen IBM Technology Product Co., Ltd. from July 1998 to May 2000. Ms. Yu Hao graduated with a MS in accounting from The Chinese University of Hong Kong Business School and a BS in technical economics from Huazhong Science & Technology University.

Zhang Ning

Zhang Ning has more than 20 years of experience in accounting and corporate finance. Mr. Zhang has been a senior financial consultant at Friedland Capital Corporation since July 2005. He worked in the finance consulting division at Benchmark Capital from July 2002 to June 2005, as an audit manager at Beijing Xiwen Accounting firm from July 1997 to July 2002, and as an audit manager at Beijing Dexin Accounting firm from March 1993 to June 1997. Mr. Zhang received a BS in Finance and Accounting from Renmin University of China

David Yaudoon Chiang

David Yaudoon Chiang has more than 15 years of experience in finance. Since July 2004, Mr. Chiang has been a managing director in the investment banking division of Northeast Securities, Inc. Mr. Chiang was a principal of Bayview Consulting from June 2003 to July 2004, a vice president at C.E. Unterberg, Towbin Asset Management from February 2002 to March 2003, an analyst at C.E. Unterberg Towbin from December 1999 to December 2001, a senior equity analyst at Nikko Securities International from June 1997 to February 1999. Mr. David Yaudoon Chiang graduated with honors from New York University - Stern School of Business and holds a BS degree in Finance and International Business.

David Oldridge

David Oldridge has more than 30 years of experience in operations management and entrepreneurship. Mr. Oldridge has been the head of Contract Logistics North Asian for CEVA since October 2007. Mr. Oldridge was managing director of Asian Insight from January 2007 to October 2007, chief executive officer of SCFulfil Logistics Limited from March 2006 to January 2007, chief executive officer of Tradeport Hong Kong Limited from January 2002 to March 2006, vice president of BAX Global from December 1998 to January 2002 and an executive director at PT Global Indonesia from December 1997 to December 1998.

Jibrin Issa Jibrin Al Jibrin

Jibrin Issa Jibrin Al Jibrin joined Fuda’s affiliated company in 2006 and has served as sales director since January 2008. Mr. Jibrin held director positions in Dammam Dome Group in Saudi Arabia from 2002 to 2006, Issa Al Jiblin from 1999 to 2002; and Gabieal International Corporation from 1983 to 1999. Mr. Jibrin graduated from Kent State University with a Bachelors degree in Computer Science and Business Management.

For their services as directors and committee members, the Company shall pay each of the independent directors an annual fee of $15,000, payable quarterly, and issued to each of them 2,632 shares of common stock, which represents the number of shares that has a value of $10,000 on April 22, 2008.

Committees of the Board of Directors and Financial Expert

Effective April 28, 2008, we elected Yu Hao, Zhang Ning, David Yaudoon Chiang, David Oldridge and Jibrin Issa Jibrin Al Jibrin were elected as directors. Ms. Yu, Mr. Zhang, Mr. Chiang, and Mr. Oldridge are independent directors. On that date, the board also created audit and compensation committees. The audit committee consists of Yu Hao, as chairperson, Zhang Ning and David Yaudoon Chiang. The compensation committee consists of Zhang Ning, as chairperson, David Yaudoon Chiang and David Oldridge.

The board has determined that at least one person on the audit committee, Ms. Yu Hao, qualifies as a “financial expert” as defined by SEC rules.

Code of Ethics

We have not adopted a code of ethics as of the date of this annual report. However, we plan to adopt a code of ethics within the current fiscal year.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the reverse acquisition, Jibrin Issa Jibrin Al Jibrin, trustee of the Trust, transferred to us all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of our common stock, which were issued to the Trust and the designees of the Trust. As a result, Moral Star BVI became our wholly-owned subsidiary and the business of Moral Star BVI and its affiliated company became our business . The sole beneficiary of the Trust is Wu Yiting, who, as a result of the exchange, became the chief executive officer and chairman of the board.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2008.

FUDA FAUCET WORKS, INC
By:	/s/ Wu Yiting
Wu Yiting Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Wu Yiting as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Wu Yiting	President, chief executive officer and director	May 28 , 2008
Wu Yiting	(Principal executive officer)

/s/ Wu Yaxu	Chief financial officer and director	May 28 , 2008
Wu Yaxu	(Principal financial and accounting officer)

/s/ Yu Hao	Director	May 28 , 2008
Yu Hao

/s/ Zhang Ning	Director	May 28 , 2008
Zhang Ning

/s/ David Yaudoon Chiang	Director	May 28 , 2008
David Yaudoon Chiang

/s/ David Oldridge	Director	May 28 , 2008
David Oldridge

/s/Jibrin Issa Jibrin AlJibrin	Director	May 28 , 2008
Jibrin Issa Jibrin AlJibrin

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

The consolidated balance sheets at December 31, 2007 and 2006 and the consolidated statements of operations and comprehensive income and changes in stockholders' equity and related footnote disclosures for 2007 and 2006 are restated to reflect a correction to the par value of both common and preferred stock, a correction to the number of shares outstanding as of January 1, 2006, a revision to the accounting for the capitalization of a subsidiary, and a correction to the accounting for the recapitalization in December 2007. These matters are further described in Note 18.

/s/ Bernstein & Pinchuk LLP

New York, New York

February 27, 2008, except for the corrections made as described above and in Note 18, as to which the date is May 22, 2008.

FUDA FAUCET WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	(US dollars)
	December 31,
	2007	2006
Item	Restated	Restated
ASSETS
Current assets
Cash and cash equivalents	169,319	380,714
Accounts receivable	487,471	3,172,797
Due from related parties – trade	6,996,322	-
Prepayments to suppliers	14,326	371,934
Inventories	8,260,479	5,107,440
Other current assets	251,619	83,478
Total current assets	16,179,536	9,116,363
Property, plant and equipment
Land use right	869,251	813,136
Buildings	1,180,427	1,103,277
Machinery and equipment	758,619	692,459
Automobiles	128,495	84,617
Office equipment	72,801	3,022
Property plant and equipment – total	3,009,593	2,696,511
Less: accumulated depreciation	(777,600)	(574,941)
Property plant and equipment – net	2,231,993	2,121,570
Construction in progress	1,867,513	-
Other long-term assets - idle assets
Machinery and equipment – net	331,324	309,942
Land use right – net	184,205	172,314
Total assets	20,794,571	11,720,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	5,252,594	3,793,205
Accounts payable	686,114	717,229
Due to related parties-trade	1,189,152	1,168,963
Due to related parties- non-trade	869,802	546,345
Accrued expenses	112,280	35,756
Other payables	81,143	39,327
Total current liabilities	8,191,085	6,300,825
Total Liabilities	8,191,085	6,300,825

Commitments and Contingencies

Stockholders’equity
Preferred stock, 0.0000001 par value; 20,000,000 shares authorized; 3,090,909 shares and nil issued and outstanding on December 31, 2007 and 2006, respectively	-	-
Common stock - 0.0000001 par value; 900,000,000 shares authorized; 10,725,440 shares and 10,564,647 shares issued and outstanding on December 31, 2007 and 2006, respectively	1	1
Additional paid-in capital	3,748,785	603,320
Surplus reserve	260,430	260,430
Retained earnings	7,753,585	4,293,075
Accumulated other comprehensive income	840,685	262,538
Total stockholders’equity	12,603,486	5,419,364
Total liabilities and stockholders’equity	20,794,571	11,720,189

See notes to financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AUDITED)

	(US dollars)
	Years ended December 31,
	2007	2006
Item	Restated	Restated
Net sales from unrelated parties	18,566,873	11,510,199
Net sales from related parties	7,020,721	-
Net sales – Total	25,587,594	11,510,199
Cost of sales (exclusive of items shown separately below)	5,209,288	3,569,396
Cost of sales – related parties	15,200,461	5,642,137
Cost of sales – total	20,409,749	9,211,533
Gross profit	5,177,845	2,298,666

Operating expenses:
Selling expenses	275,634	72,335
General and administrative	432,427	106,845
Officers’ compensation	24,353	22,612
Depreciation and amortization	39,426	8,701
Consulting and professional fees	73,433	-
Total operating expenses	845,273	210,493

Income from transfer of patents – net	576,493	-

Reverse acquisition costs	(916,908)	-

Operating income	3,992,157	2,088,173

Other income	38,060	-
Interest expense	(371,334)	(263,061)
Foreign exchange loss	(198,373)	-
Net income	3,460,510	1,825,112
Other comprehensive income
Foreign currency translation adjustment	578,147	188,272
Comprehensive income	4,038,657	2,013,384

Earnings per common share
Basic	0.32	0.17
Diluted	0.30	0.17
Weighted average number of common shares outstanding
Basic	10,725,440	10,564,647
Diluted	11,444,444	10,564,647

See notes to financial statements.

Fuda Faucet Works, Inc.
Statements of Changes in Stockholders' Equity
(Audited)

	(US dollars)
	Number of common stock	Amount of common stock	Number of preferred stock	Amount of Preferred stock	Additional paid-in capital	Surplus reserve	Retained earnings	Other comprehensive income	Total stockholders' equity
Item
Balance as of January 1, 2006 (Restated)	10,564,647	1	-	-	603,320	260,430	2,467,963	74,266	3,405,980
Net income for the year ended December 31, 2006	-	-	-	-	-	-	1,825,112	-	1,825,112
Other Comprehensive income (loss)	-	-	-	-	-	-	-	188,272	188,272
Balance as of December 31, 2006	10,564,647	1			603,320	260,430	4,293,075	262,538	5,419,364
Issuance of stock in recapitalization in December 2007 (Restated)	53,539-	-	-	-		-	-	-
Issuance of common stock for services of a reverse merger consultant in December 2007 (Restated)	107,254-	-	-	-	33,852	-	-	-	33,852
Issuance of preferred stock and warrants in December 2007 (Restated)	-	-	3,090,909	-	3,043,000	-	-	-	3,043,000
Issuance of warrants to a investor relation consultant in December 2007	-	-	-	-	68,613	-	-	-	68,613

Net income for the year ended December 31, 2007	-	-	-	-	-	-	3,460,510	-	3,460,510
Other Comprehensive income (loss)	-	-	-	-	-	-	-	578,147	578,147
Balance as of December 31, 2007	10,725,440	1	3,090,909	-	3,748,785	260,430	7,753,585	840,685	12,603,486

See notes to financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED CASH FLOWS STATEMENTS
(AUDITED)

	(US dollars)
	Years ended December 31,
	2007	2006
Item
Cash flows from operating activities:
Net income	3,460,510	1,825,112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	202,659	154,478
Gain from transfer of patents	(576,493)	-
Amortization of fair value of warrants and stocks as compensation	39,570	-
(Increase) decrease in:
Accounts receivable	2,685,326	(1,792,799)
Due from related parties – trade	(6,996,322)	-
Prepayments to suppliers	357,608	(361,489)
Inventories	(3,153,039)	(2,089,845)
Other current assets	(105,246)	(31,092)
Increase (decrease) in:
Accounts payable	(31,115)	597,775
Due to related parties-trade	20,189	55,282
Accrued expenses	76,524	(8,116)
Other payables	8,744	31,991
Net cash used in operating activities:	(4,011,085)	(1,618,703)

Cash flows from investing activities:
Purchase of fixed assets	(2,354,500)	-
Proceeds from transfer of patents	612,451	-
Net cash used in investing activities	(1,742,049)	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	3,043,000	-
Proceeds from short-term bank loans	13,576,349	6,462,023
Repayment of short-term bank loans	(12,363,917)	(6,106,010)
Loans from related parties	4,596,921	658,702
Repayment to related parties	(4,521,931)	(64,031)
Loans from employees	932,657	-
Repayment to employees	(932,657)	-
Net cash from financing activities	4,330,422	950,684

Effect of exchange rate changes on cash and cash equivalents:	1,211,318	185,821
Cash and equivalents
Net increase (decrease) in cash and equivalents	(211,395)	(482,198)
Cash and equivalents, beginning of year	380,714	862,912
Cash and equivalents, end of year	169,319	380,714

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	316,846	268,164
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued as compensation to financing consultants	307,827	-
Warrants issued to an investor relation consultant	68,613	-

See notes to financial statements.

1.   Organization and Basis of Presentation

(1)   Organization

Fuda Faucet Works, Inc. (the “Company,” “we,” “us,” “our” ) was incorporated in Delaware on June 10, 1969 under the name Magnum Communications Corp. On December 9, 1980, the Company changed its name to Vacation Ownership Marketing, Inc. and was engaged in the development and marketing of time-shared condominiums. In 1983, the Company ceased operations due to continued financial difficulties and adverse litigation. From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001, the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. On May 6, 2004, the Company changed its corporate name to Capital Solutions I, Inc. Prior to December 3, 2007, the Company was not engaged in any business. On January 3, 2008, the Company changed its name to Fuda Faucet Works, Inc.

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

Contemporaneously with the purchase of stock from the former principal stockholders, the Company executed a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yiting Stock Trust, the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”), pursuant to which the trustee transferred to the Company all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of the Company’s common stock, approximately 98.5% of the Company’s outstanding common stock, which were issued to the Trust and the designees of the Trust. As a result, Moral Star BVI became the Company’s wholly-owned subsidiary and the business of Moral Star BVI and its affiliated companies became our business. The sole beneficiary of the trust is Ms. Wu Yiting, who, as a result of the exchange, became the chief fxecutive officer, president and a director of the Company.

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

Principles of consolidation– The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. All significant intercompany accounts and transactions have been eliminated in the combination.

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

Country Risk – As the Company’s manufacturing base is located in China and its market is mainly located in Middle East, Africa and Russia, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in these areas. The Company’s results of operations may be adversely affected by changes in the political and social conditions in these areas, and by changes in governmental policies with respect to laws and regulations, among other things.

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

Credit Risk– The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.

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

Revenue Recognition – The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “ Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition.” Revenues represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

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

Shipping and handling cost – We bear shipping and handling costs from our factory to our customers’ designated location, and not billed them to our customers. From accounting perspective, we record such costs as delivery expenses, which are accounted for as part of selling expenses. Delivery expenses for the twelve months ended December 31, 2007 and 2006 were $198,072 and $48,486, respectively.

Advertising - The Company expenses all advertising costs as incurred. The advertising cost for the twelve months ended December 31, 2007 and 2006 was $48,343 and $23,849, respectively.

Comprehensive Income (Loss) – The Company has adopted SFAS No. 130, “ Reporting Comprehensive Income” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “ Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

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

Inventories – Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2007 and 2006.

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

Surplus Reserve - The surplus reserve as of December 31, 2007 and 2006 was $260,430, representing $127,085 appropriated as statutory accumulation reserve and $133,345 as statutory welfare reserve in 2004 and 2005, in accordance with the Company Law of PRC then in effect, which has been replaced by a revised law taking effect on January 1, 2006. The statutory accumulation reserve may be used for making up losses, expanding operations or increasing the amount of capital. The statutory welfare reserve should be used in employee collective welfare. According to the Company Law of PRC currently in effect, when a company distributes its after tax profits of the current year, it shall appropriate 10% of the profits as the company’s statutory accumulation reserve and no statutory welfare should be appropriated.

Derivative Instruments - The Company accounts for financial instruments under the provisions of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them.

We accounted for our convertible preferred stock and relating freestanding warrants (See Note 13) as equity. At the same time, we evaluated the fair values of such preferred stock, warrants and embedded conversion feature and made the allocation of proceeds between the detachable warrants and equity based on their relative fair values.

Financial Instruments and Fair Value - SFAS No. 107 “ Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, prepayments, short-term loans, accounts payable, advances, accruals and other payables approximate their fair values because of the short maturity of those instruments.

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 .” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not have any financial instruments and does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “ Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 .” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is expected to have no material impact on our financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “ Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The operations of Fuda Yiyang are consolidated with those of the Company pursuant to FIN 46(R). See Basis of Presentation in Note 1.

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

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements .” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principle and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It shall be effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or business entity. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 .” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We are required to adopt SFAS No. 159 in the first quarter of 2008 and are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations . SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

4. Accounts Receivable

As of December 31, 2007 and 2006, the balance of accounts receivable, excluding receivables from related parties, was $487,471 and $3,172,797, respectively, representing a decrease 84.6%. During the last few months of 2007, we exported $7.02 million through Jibrin company , a related party, of which $7 million was outstanding as of December 31, 2007. This receivable is reflected as “due from related parties.”

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

The land use rights for one parcel of land and 10 workshop buildings are used as collateral pursuant to a mortgage agreement with a commercial bank. The mortgage agreement initially has a term from September 6, 2004 to September 5, 2007, and, on September 6, 2007, was replaced by a mortgage agreement that expires on September 5, 2010. The net book value of this collateral as of December 31, 2007 and 2006 was $1,517,483 and $1,580,124 respectively. Under the terms of the mortgage agreement, the Company may borrow from time to time up to the maximum amount provided in the mortgage agreement, which is $1.7 million.

7. Construction in Progress

A s of December 31, 2007, the balance of construction in progress was $1,867,513, which represents the construction of new workshop buildings to expand current production capability. The construction started in the early part of 2007. We made progress payments to the contractor in accordance with the actual construction progress, thus the balance was in line with those already paid.

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

9. Short-term bank loans

The balance of short-term bank loans as of December 31, 2007 and 2006 was$5,252,594 and $3,793,205, respectively as follows:

Loan Bank	Main Terms	December 31, 2007		December 31, 2006
		Principal	Interest rate (per annum)	Principal	Interest rate (per annum)
Industrial and	Two or three-month-term loans,	$444,925	7.776%	$33,296	7.308%
Commercial Bank	bearing benchmark interest rate	521,589	8.07%	945,100	8.190%
of China Ltd.,	announced by People's Bank of	2,349,205	8.42%	938,696	7.812%
YiYang Branch	China	383,320	8.54%	393,151	8.568%
		130,055	9.13%	389,310	7.810%
	Subtotal	3,829,094		2,699,553

Bank of China,	Two or three-month-term secured loans,	$57,000	6.25%
YiYang Branch (1)	bearing benchmark interest rate	140,000	6.44%	$197,216	6.840%
	announced by People's Bank of	960,000	7.00%	55,067	7.440%
	China	266,500	8.69%	841,369	7.680%
	Subtotal	1,423,500		1,093,652
	Total	$5,252,594		$3,793,205

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

11. Related party transactions

The transactions between the Company and related parties are classified into two categories: non-trade and trade.

(1) Non-trade transactions with related parties

		December 31,
Related party	Catergory	2007	2006
Yu Zeshi	Due from related party	$-	$507,926
Wu Yiting	Due to related party	869,802	38,419
		$869,802	$546,345

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

As of December 31, 2006, the Company owed Ms. Wu Yiting $38,419. In the twelve months ended December 31, 2007, Ms. Wu Yiting advanced $926,614 to the Company, which were mainly used for working capital for the Company’s Dubai office and other costs occurred during the reverse merger. Ms. Wu Yiting was repaid $95,231. As of December 31, 2007, the balance due to Ms. Wu Yiting was $869,802. All abovementioned loans bear no interest.

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

(1) Authorized shares

As of December 31, 2007, the Company’s authorized capital stock consisted of 20,000,000 shares of preferred stock, par value $.0000001 per share, and 900,000,000 shares of common stock, par value $.0000001 per share. In December 2007, the Company’s board of directors and the holders of a majority of its capital stock approved a restated certificate of incorporation which changes the authorized capital stock to 130,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 110,000,00 are shares of common stock, par value $.001 per share. The Company’s certificate of incorporation will be amended to reflect the change in authorized capital after an information statement has been mailed to stockholders. As of March 27, 2008, the restated certificate of incorporation has not yet been filed.

(2) Common Stock

As of December 31, 2007 and 2006, the Company had 10,725,440 and 10,564,647 shares of common stock issued and outstanding, respectively. From January 1, 2007 to December 31, 2007, the Company has engaged in the following equity-based transactions:

(i) On December 3, 2007, the Company entered into a buy-back agreement with the controlling shareholders of Capital Solution (the former of the Company), pursuant to which the Company purchased back 160,003 shares they hold for a purchase price of $625,000. After the buy-back transaction, the Company retained 53,539 shares of common stock as public float.

(ii) On the same day, the Company executed a share exchange agreement, pursuant to which the Company issued to Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yiting Stock Trust, the sole stockholder of Moral Star BVI, and its designees a total of 10,564,647 shares of common stock in exchange for all of the capital stock of Moral Star BVI. Such shares are deemed to be outstanding from December 31, 2005.
.
(iii) On the same day, the Company issued 107,254 shares of common stock to a consultant providing services in connection with reverse merger transaction.

(iv) On the same day, the board of directors approved the 3.2-for-one stock distribution described in Note 1. The distribution took effect on January 3, 2008. The above-listed (i), (ii) and (iii) reflect the result of the distribution.

(3) Preferred stock and related warrants

On December 3, 2007, the Company entered into a securities purchase agreement and an escrow agreement with three investors, pursuant to which the Company closed a private financing of $3,400,000 and correspondingly issued to the investors 3,090,909 shares of series A preferred stock and warrants to purchase 2,060,606 share of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share. The securities were issued to the investors in the following amounts:

Investor	Purchase Price	Series A Preferred	$1.80 Warrants	$3.00 Warrants
Barron Partners	$3,125,000	2,840,909	1,893,939	3,787,879
Silver Rock I	175,000	159,091	106,061	212,121
Eos Holdings	100,000	90,909	60,606	121,212
Total	$3,400,000	3,090,909	2,060,606	4,121,212

The holders of Series A preferred stock and holders of the $1.80 and $3.00 warrants have no right to require us to redeem or otherwise repurchase their securities.

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

• Neither the Company nor any holders of the series A preferred stock has any right to redeem or require the redemption of the series A preferred stock.

(ii) Adjustment based on EBIT

The escrow agreement provided that the Company issued 3,000,000 shares of Series A preferred stock into escrow. These shares are in addition to the 3,090,909 shares that were issued to the investors. These shares are to be transferred to the investors if the Company’s EBIT does not reach certain target levels for 2007 and 2008. The targets are set forth in RMB, the currency of China. The dollar equivalent is based on the exchange rate in effect on March 31, 2008, which was RMB¥7.0190 to $1.00 This rate is subject to change, and, to the extent that the value of the RMB increases as against the United States dollar, the targets, in United States dollars, will be less. The targets are:

Period	RMB per share	US$ per share

2007	¥1.66515	$0.22502
2008 if none of the conditions listed below applies	¥2.31521	$0.330
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and 50% of the $3.00 warrants are exercised by September 30, 2008	¥2.61524	$0.373
2008 if all of the $1.80 warrants are exercised by June 30, 2008 and all of the $3.00 warrants are exercised by September 30, 2008	¥3.06528	$0.437

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

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if the Company’s EBIT per share, on a fully-diluted basis, is less than the target amounts described above for 2007 and 2008. The Company met the target for 2007, and, accordingly, there was no adjustment for 2008 . An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. The following table sets forth the exercise price of the warrants if the Company’s EBIT for 2008 is 20% below the target (a “20% shortfall”), 50% below the target (a “50% shortfall”) or 90% below the target (a “90% shortfall”):

	$1.80 warrant Exercise Price	$3.00 warrant Exercise Price
Unadjusted	$1.80	$3.00
20% shortfall	$1.44	$2.40
50% shortfall	$0.90	$1.50
90% shortfall	$0.18	$0.30

Any adjustment in the exercise price will be determined based upon the Company’s actual EBIT per share for 2008, and the actual numbers may be different from those set forth in the table.

If the Company issues common stock at a price, or options, warrants or other convertible securities with a conversion or exercise price less than the exercise price, with certain specified exceptions, the exercise price is reduced to an exercise price equal to the lower price in the case of the $3.00 warrant. The adjustment for the $1.80 warrant is based on a formula. The Company has no right to redeem the warrants, and the holders of the warrants have no right to require the Company to redeem the warrants.

(iv) Liquidated damages and limits

The Company agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidated preference of $1.10 per share. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price based on the number of days that the Company is not in compliance with its obligations. The Company’s maximum liability would be $408,000. On April 28, 2008, the Company’s board of directors was increased by the election of five directors, four of whom are independent directors, and the Company created the audit and compensation committees on the same day. The investors waived their right to liquidated damages resulting from the delay in meeting the required schedule.

The Company and the investors entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines. The Company filed with SEC registration statement on Form S-1 on February 14, 2008. Since we are only registering 1,250,000 shares, the number of shares issuable as liquidated damages per day after June 29, 2008 would be 202.2 shares. No liquidated damages have been accrued since, at February 27, 2008, the Company believed that the registration statement will be declared effective by June 29, 2008.

The investors have a right of refusal on future financings.

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

(v) Accounting treatment

The Company accounted for the above-mentioned convertible preferred stock and relating freestanding warrants as equity according to their features, stipulated by the certificate of designation of Series A preferred stock and terms of relevant agreements.

The Company evaluated the fair values of such preferred stock, warrants and embedded conversion feature and made the allocation of proceeds between the detachable warrants, the Serial A Preferred Stock and the common stock issued to the financial advisors for this 2007 private placement based on their relative fair values as follows:

	Amount of fair value	%	Allocation
Series A preferred stock	$3,400,000	44.26%	$1,504,840
Conversion feature of series A preferred stock	-	0.00%	-
1.80 warrants	1,519,810	19.78%	672,520
3.00 warrants	2,762,166	35.96%	1,222,640
Total	$7,681,976	100.00%	$3,400,000

The Company adopted Black-Scholes model when calculating fair value of warrants, which has been based on the following assumptions: (1) exercise price will not be reduced, which means that the Company could meet the EBIT target; (2) the stock volatility of 110% was adopted instead of the actual volatility of the Company, which was the result adjusted from the volatility of one comparable public company, since the number of tradable common stock and actual trading volume of the Company were extremely low.

As noted above, a portion of the consideration paid for the series A preferred stock and warrants is allocated to the warrants, with $1,504,840 being allocated to the series A preferred stock. The effective conversion price is determined by dividing the consideration allocated to the series A preferred stock by the number of shares of common stock issu able upon conversion of the series A preferred stock. Pursuant to the securities purchase agreement, 3,000,000 additional shares of series A preferred stock are being held in escrow. Some or all of these shares may be delivered to the investors contingent on future earnings, with the remaining shares, if any, delivered to the Company and cancelled. No shares were required to be delivered to t h e investors at December 31, 2007, since the financial test for 2007 had been met. When, it is determined whether or not any additional shares of series A preferred stock are to be delivered to the investors, the Company calculate the effective conversion price at that time and report a dividend to the preferred stockholders equal to the intrinsic value of the beneficial conversion feature Accordingly, at December 31, 2007, the Company did not recognize a dividend to the preferred stockholders.

In addition to standard anti-dilution adjustments for stock splits and stock dividends, the conversion price of the series A preferred stock is adjusted downwards if, with certain limited exceptions, the Company sells securities at a price or with an exercise or conversion price less than the conversion price of the series A preferred stock.

As a result, the series A preferred stock would not be considered to be “conventional convertible preferred stock,” as that term is used in EITF Issues 00-19 and 05-02 because it is not convertible into a fixed number of shares. However, although the series A preferred stock has a liquidation preference of $1.10 per share and does not have voting rights (except on matters that would adversely affect the rights of the holders), it has no redemption provisions and is not entitled to dividends. Accordingly, the preferred stock is more akin to an equity instrument than a debt instrument, as discussed in FAS 133, paragraphs 61(k) and 61(l). See also, FAS 150, paragraph 12. As an equity instrument, with no redemption provisions and no dividends, the risks and rewards of the embedded conversion option are considered to be clearly and closely related to the risks and rewards of the host instrument. Accordingly, in accordance with FAS 133, paragraph 12(a), the embedded derivative should not be bifurcated.

The only embedded derivative in the series A preferred stock is the conversion option, which, as discussed above, is not required to be bifurcated and accounted for separately as a derivative instrument liability.

In addition to the series A preferred stock, the Company issued to the investors five-year warrants to purchase 2,060.606 shares of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share.

The warrants contain the same anti-dilution provisions as the series A preferred stock, i.e., the exercise price of the warrants is adjusted downwards under if the Company issues stock at a price or convertible securities which have a conversion or exercise price which is less than the exercise price or if the Company fails to meet certain financial tests. However, the number of shares of common stock issuable upon exercise of the warrants is not changed in such circumstances, i.e., the number of shares issuable is fixed.

Both the series A preferred stock and the warrants are subject to a registration rights agreement, which imposes liquidated damages for non-performance. The Company is required to file a registration statement registering the common shares underlying the preferred stock and warrants by February 1, 2008 and have the registration statement declared effective by June 29, 2008. The Company believes that the registration statement will be declared effective by June 29, 2008. Accordingly, no liquidated damages were accrued at March 31, 2008. In the event that the registration statement is not declared effective by June 29, 2008, and the date is not extended, the Company will accrue, at June 30, 2008 the amount of liquidated damages accrued through June 30, 2008 plus such additional liquidated damages as would be payable based on the Company’s estimate as to when the registration statement would be declared effective.

The Company accounts separately for liquidated damages under the registration rights agreement in accordance with FAS 5, i.e., a liability for the fair value of the series A preferred stock expected to be issued is recorded when it becomes probable that a liability will be incurred (and it can be reasonably estimated). The existence of the potential liquidated damages does not affect the evaluation of the appropriate accounting for the embedded conversion option of the series A preferred stock or the warrants, under FAS 133 or EITF 00-19.

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

15. Segment Reporting

We operate in one segment – producing and distributing brass faucets and related spouts and fittings, no business segment information is presented. The following table sets forth, by geographic region, information concerning the Company’s net sales classified by the major geographic areas in which we sold our products:

	Years ended December 31,
	2007		2006
Country	Amount	Percentage	Amount	Percentage
United Arab Emirates	$22,521,534	88.0%	$7,006,441	60.9%
Russia	1,609,917	6.3%	0	0.0%
Spain	457,386	1.8%	906,605	7.9%
Africa, primarily Nigeria	437,463	1.6%	134,047	1.2%
China	405,616	1.6%	1,894,503	16.5%
Turkey	154,674	0.6%	980,366	8.5%
Israel	0	0.0%	348,291	3.0%
Other	1,003	0.1%	239,946	2.0%
Total	$25,587,594	100.0%	$11,510,199	100.0%

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

18. Restated Financial Statements (Restated)

The Company has restated its consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity for the years ended December 31, 2007 and 2006. The restated items are described as follows:
（i）             Revising the par value of both common stock and preferred stock from $0.001 as previously reported to $0.0000001, because the restated certificate of incorporation, pursuant to which the par value will be changed to $0.001, has not taken effect as of December 31, 2007.
（ii）            Revising the number of common stock issued and outstanding as of January 1, 2006 from 10,725,440 to 10,564,647 shares, which were issued to the Trust and the designees of the Trust in the share exchange transaction in December 2007.
（iii）           Revising the net assets of Moral Star BVI from $50,000 to zero. We previously recorded one creditor’s right from Wu Yiting, a related party, based on the par value. As a holding company, the $50,000 was just to capitalize Moral Star BVI and should be netted against equity and not shown as an asset. The revision affects the balance of additional paid in capital and due from the related parties (non trade).
（iv）           Reclassifying and Separately showing cost of sales associated with related parties.
A summary of the significant effects of the restatement on the Company's consolidated balance sheets as of December 31, 2007 and 2006 is as follows:

	As of December 31, 2007			As of December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Due to related parties- non-trade	819,802	50,000	869,802
Total Current liabilities	8,141,085	50,000	8,191,085
Total liabilities	8,141,085	50,000	8,191,085

Preferred stock, $0.0000001 par value; 20,000,000 shares authorized; 3,090,909 shares and none issued and outstanding on December 31, 2007 and 2006, respectively	3,091	(3,091)	-
Common stock - $0.0000001 par value; 900,000,000 shares authorized; 10,725,440 shares and 10,564,647 shares issued and outstanding on December 31, 2007 and 2006, Respectively	10,725	(10,724)	1	10,725	(10,724)	1
Additional paid-in capital	3,784,970	(36,185)	3,748,785	592,596	10,724	603,320
Total stockholders’ equity	12,653,486	(50,000)	12,603,486	5,419,364	-	5,419,364
Total liabilities and stockholders’ equity	20,794,571	-	20,794,571	11,720,189	-	11,720,189

A summary of the significant effects of the restatement on the Company's consolidated statement of income and comprehensive income for the years ended December 31, 2007 and 2006 is as follows:

	Year ended December 31, 2007			Year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cost of sales (exclusive of items shown separately below)	20,409,749	(15,200,461)	5,209,288	9,211,533	(5,642,137)	3,569,396
Cost of sales - related parties	-	15,200,461	15,200,461	-	5,642,137	5,642,137
Cost of sales - Total	20,409,749	-	20,409,749	9,211,533	-	9,211,533

Earnings per common share
Basic				0.17	-	0.17
Diluted				0.17	-	0.17
Weighted average number of common shares outstanding
Basic				10,725,440	(160,793)	10,564,647
Diluted				10,725,440	(160,793)	10,564,647

The items of surplus reserve, retained earnings and other comprehensive income in the statements of changes in stockholders’ equity had not any changes in the restatement. All the revisions are related to issuance of common stock and preferred stock and corresponding additional paid-in capital.

（i）            Changes of balance as of January 1, 2006:

Balance as of January 1, 2006
	As Previously Reported	Adjustments	As Restated
Number of common stock	10,725,440	(160,793)	10,564,647
Amount of common stock	10,725	(10,724)	1
Additional paid-in capital	592,596	10,724	603,320
Surplus reserve	260,430	-	260,430
Retained earnings	2,467,963	-	2,467,963
Other comprehensive income	74,266	-	74,266
Total stockholders' equity	3,405,980	-	3,405,980

（ii）           Changes of issuance of common stock in December 2007

	Issuance of common stock in recapitalization in December 2007			Issuance of common stock for services of a reverse merger consultant in December 2007
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Number of common stock	-	53,539	53,539	-	107,254	107,254
Amount of common stock	-	-	-	-	-	-
Additional paid-in capital		-	-	73,127	(39,275)	33,852
Total stockholders' equity	-	-	-	73,127	(39,275)	33,852

（iii）          Changes of Non controlling interest in Fuda Yiyang as a variable interest entity: Additional paid-in Capital resulted from Non controlling interest in Fuda Yiyang was changed to zero, because it was reflected in the beginning balance of additional paid-in balance as of January 1, 2006.

（iv）          Changes of issuance of preferred stock in December 2007

	Issuance of preferred stock and warrants in December 2007			Issuance of common stock to consultant as compensation
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Number of preferred stock	3,090,909		3,090,909
Amount of Preferred stock	3,091	(3,091)	-
Additional paid-in capital	2,732,082	310,918	3,043,000	307,827	(307,827)	-
Total stockholders' equity	2,735,173	307,827	3,043,000	307,827	(307,827)	-

The restatement had no effect on the Company’s net income, comprehensive income and cash flows.