Form 10KSB/A
period 2007-12-31
Fuda Faucet Works, Inc.
filed 2008-06-12
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this amendment (i) to clarify information previously included in the narrative portion of the Form 10-KSB/A and (ii) to include, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the currently dated certifications from the chief executive officer and the chief financial officer.

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

The warrants provide that the exercise price of the warrants may be reduced by up to 90% if our EBIT per share, on a fully diluted basis, is less than the target amounts described above. There was no adjustment for 2007. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. The following table sets forth the exercise price of the warrants if our EBIT for 2008 is 20% below the target (a “20% shortfall”), 50% below the target (a “50% shortfall”) or 90% below the target (a “90% shortfall"):

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

•
We agreed that we would not take any action that would cause our common stock not to be traded on the OTC Bulletin Board, Nasdaq or the American or New York Stock Exchange. If we fail to comply, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 12% per annum based on the purchase price of the shares of series A preferred stock which have not then been sold. We also agreed that by May 3, 2009 we will have made application for the listing of our common stock on the Nasdaq Stock Market or the New York or American Stock Exchange. If during the period from May 3, 2009 and the date that the investors shall have converted series A preferred stock and exercised warrants and sold 90% of the total shares issuable upon conversion or exercise of the securities issued, If we fail to comply, we are to pay liquidated damages during the period that we are not in compliance with the covenant at the rate of 6% per annum based on the purchase price of the shares of preferred stock which have not then been sold. As a result of these covenants we may be required to pay liquidated damages if either (i) we are no longer traded on the OTC Bulletin Board unless we are trading on the Nasdaq Stock Market or the American or New York Stock Exchange, or (ii) if, by May 3, 2009, we have not applied for the listing of our common stock on the Nasdaq Stock Market or the American or New York Stock Exchange; provided, that in no event shall the liquidated damages payable under these two provisions exceed 12% of the purchase price of the shares of series A preferred stock that has not been sold.

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

We have financed our business primarily from short-term bank loans. To a lesser extent, we financed our business from borrowings from a company which is controlled by our chief executive officer and which provides us with most of the raw copper that we use in manufacturing our products. The bank loans, which are secured by a mortgage on one of our parcels of land and 10 workshop buildings , typically have terms of two or three months. At December 31, 2007, these bank loans totaled approximately $5.3 million, accounts payable due to material and service suppliers was $0.7 million and the payables to the related company was $2 million. The failure of the banks to continue to extend credit or to demand payment of a significant amount of our loans could impair our ability to operate profitably.

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

Jibrin Issa Jibrin Al Jibrin

Jibrin Issa Jibrin Al Jibrin joined Fuda’s affiliated company, Fuda Yiyang, as sales general manager in 2006 and has served as sales director since January 2008. Mr. Jibrin held director positions in Dammam Dome Group in Saudi Arabia from 2002 to 2006, Issa Al Jiblin from 1999 to 2002; and Gabieal International Corporation from 1983 to 1999. Mr. Jibrin graduated from Kent State University with a Bachelors degree in Computer Science and Business Management.

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

As of December 31, 2006, we owed Ms. Wu Yiting $38,419. In 2007, Ms. Wu advanced $926,614 to us. We repaid Ms. Wu $95,231 during 2007. As of December 31, 2007, the balance due to Ms. Wu was $869,802.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2008.

FUDA FAUCET WORKS, INC

By:	/s/ Wu Yiting
Wu Yiting Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Wu Yiting*	President, chief executive officer and director
Wu Yiting	(Principal executive officer)

/s/ Wu Yaxu*	Chief financial officer and director
Wu Yaxu	(Principal financial and accounting officer)

/s/ Yu Hao*	Director
Yu Hao

/s/ Zhang Ning*	Director
Zhang Ning

/s/ David Yaudoon Chiang*	Director
David Yaudoon Chiang

/s/ David Oldridge*	Director
David Oldridge

/s/Jibrin Issa Jibrin AlJibrin*	Director
Jibrin Issa Jibrin AlJibrin

*By: Wu Yiting                                  June 12, 2008
 Wu Yiting, Attorney-in-fact

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