Form 10-Q
period 2008-06-30
Fuda Faucet Works, Inc.
filed 2008-08-14
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $0.001 par value per share	10,735,968 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FUDA FAUCET WORKS, INC.
CONSOLIDATED BALANCE SHEETS

	(US dollars)
Item	June 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
		Restated
ASSETS
Current assets
Cash and cash equivalents	982,835	169,319
Accounts receivable	6,667,989	487,471
Due from related parties - trade	-	6,996,322
Prepayments to suppliers	935,547	14,326
Inventories	8,444,105	8,260,479
Other current assets	223,505	251,619
Total current assets	17,253,981	16,179,536
Property, plant and equipment
Land use right	2,093,575	869,251
Buildings	4,442,813	1,180,427
Machinery and equipment	5,116,142	983,079
Automobiles	209,717	128,495
Office equipment	29,475	14,003
Property plant and equipment - total	11,891,722	3,175,255
Less: accumulated depreciation	(1,056,323)	(777,600)
Property plant and equipment - net	10,835,399	2,397,655
Construction in progress	1,614,792	1,867,513
Other long-term assets - idle assets
Machinery and equipment - net	176,422	165,662
Land use right - net	196,170	184,205
	30,076,764	20,794,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	11,428,513	5,252,594
Accounts payable	854,615	686,114
Advances from customers	64,347	-
Due to related parties - trade	1,509,340	1,189,152
Due to related parties - non-trade	377,501	869,802
Accrued expenses	194,647	112,280
Other payables	132,857	81,143
Total current liabilities	14,561,820	8,191,085
	14,561,820	8,191,085

Commitments and Contingencies

Stockholders’equity
Preferred stock, 0.0000001 par value; 20,000,000 shares authorized; 3,090,909 shares issued and outstanding on June 30, 2008 and December 31, 2007	-	-
Common stock - 0.0000001 par value; 900,000,000 shares authorized; 10,725,440 issued and outstanding shares on June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	7,317,817	3,748,785
Surplus reserve	260,430	260,430
Retained earnings	6,209,409	7,753,585
Accumulated other comprehensive income	1,727,287	840,685
Total stockholders’equity	15,514,944	12,603,486
	30,076,764	20,794,571

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	(US dollars)		(US dollars)
Item	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	8,744,070	6,861,297	18,504,439	10,899,232
Cost of sales:
Non-related parties	3,712,009	2,126,250	6,489,145	3,578,717
Related parties	3,383,509	3,383,869	8,306,588	5,194,749
	7,095,518	5,510,119	14,795,733	8,773,466
Gross margin	1,648,552	1,351,178	3,708,706	2,125,766

Operating expenses:
Selling expenses	176,715	71,571	240,433	128,684
General and administrative	323,239	84,827	545,965	155,436
Officers’ compensation	23,155	5,841	29,566	11,647
Depreciation and amortization	29,394	3,025	50,244	6,272
Consulting and professional fees	116,464	-	169,846	-
Total operating expenses	668,967	165,264	1,036,054	302,039

Operating income	979,585	1,185,914	2,672,652	1,823,726

Other income(expense)
Other income	14,419	5,841	14,419	5,841
Interest expense	(184,273)	(81,241)	(295,185)	(169,320)
Foreign currency transactions loss	(154,391)	-	(367,030)	-
	(324,245)	(75,400)	(647,796)	(163,479)
Net income before income tax expense	655,340	1,110,515	2,024,856	1,660,247
Income tax expense	-	-	-	-
Net income	655,340	1,110,515	2,024,856	1,660,247
Other comprehensive income
Foreign currency translation adjustment	350,281	2,415	886,602	49,643
Comprehensive income	1,005,621	1,112,930	2,911,458	1,709,890

Earnings per common share
Basic	0.06	0.11	0.19	0.16
Diluted	0.05	0.11	0.15	0.16
Weighted average number of common shares outstanding
Basic	10,725,440	10,564,647	10,725,440	10,564,647
Diluted	13,816,349	10,564,647	13,940,591	10,564,647

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS & CASH FLOWS
(UNAUDITED)
	(US dollars)
Item	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	2,024,856	1,660,246
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation and amortization	278,723	87,975
Changes in operating assets and liabilities:		-
Accounts receivable	(6,180,518)	216,766
Due from related parties - trade	6,996,322	-
Prepayments to suppliers	(921,221)	95,775
Inventories	(183,626)	(50,930)
Other current assets	28,114	74,772
Accounts payable	168,502	186,385
Due to related parties-trade	320,188	(316,528)
Advances from customers	64,347	-
Accrued expenses	82,367	77,304
Other payables	51,714	454,934
Net cash provided by operating activities:	2,729,768	2,486,699

Cash flows from investing activities:
Purchase of fixed assets	(8,563,620)	(1,685,955)
Net cash used in investing activities	(8,563,620)	(1,685,955)

Cash flows from financing activities:
Proceeds from short-term bank loans	16,530,731	3,781,704
Repayment of short-term bank loans	(10,683,029)	(4,600,124)
Loans from related parties	2,895,532	504,629
Repayment to related parties	(3,387,833)	(1,489,594)
Loans from empolyees	-	690,828
Net cash provided by (used in) financing activities	5,355,401	(1,112,557)

Effect of exchange rate fluctuation on cash and
cash and equivalents	1,291,967	177,417
Net increase (decrease) in cash and cash equivalents	813,515	(134,396)
Cash and cash equivalents, beginning of period	169,319	380,714
Cash and cash equivalents, end of period	982,835	246,318

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	295,185	169,320
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Increase of paid-in capital of Fuda Yiyang with its retained earnings	3,569,032	-

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

(1) Management’s Responsibility For Interim Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations and financial position as of and for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.

(2) Organization

Fuda Faucet Works, Inc. (the “Company”) was incorporated in Delaware on June 10, 1969 under the name Magnum Communications Corp. On December 9, 1980, the Company changed its name to Vacation Ownership Marketing, Inc. and was engaged in the development and marketing of time-shared condominiums. In 1983, the Company ceased operations due to continued financial difficulties and adverse litigation. From 1983 until August 29, 2001, the Company was not engaged in any business. On August 29, 2001, the Company acquired Encore Builders, Inc., a construction company, through what was then a subsidiary of the Company. Beginning on August 29, 2001, the Company was engaged in the construction of Conquistador Plaza Apartments in Miami, Florida, pursuant to a lump sum construction contract with Conquistador Plaza. These operations ceased with the separation of Encore Builders from the Company in the first quarter of 2002. On May 6, 2004, the Company changed its corporate name to Capital Solutions I, Inc. Prior to December 3, 2007, the Company was not engaged in any business. On January 3, 2008, the Company changed its name to Fuda Faucet Works, Inc. Unless the context indicates otherwise, references to the Company include its subsidiaries and Jiangxi Yiyang Fuda Copper Co. Ltd. (“Fuda Yiyang”), an affiliated company whose financial statements are consolidated pursuant to FIN 46.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

On January 3, 2008, the Company effected a 3.2-for-one stock distribution pursuant to which each share of common stock was converted into 3.2 shares of common stock. All references in these financial statements to shares and per share information give effect to the stock distribution.

On July 31, 2008, the Company’s certificate of incorporation was amended and restated. As a result of this amendment, the par value per share of the Company’s preferred stock and common stock was changed from $0.0000001 to $0.001.

Moral Star BVI owns 100% of the stock of Jiangxi Moral Star Copper Technology Co., Ltd. (“Moral Star China”), which is a wholly foreign-owned enterprise organized under the laws of the Peoples’ Republic of China (“PRC”). Moral Star China is a party to a series of contractual arrangements with Fuda Yiyang, a limited liability company headquartered in, and organized under the laws of the PRC.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The relationship among the above companies as follows:

(3) Business

The Company’s business is presently the business conducted by Fuda Yiyang prior to the share exchange, which is the development, manufacturing and distribution of a wide range of brass faucets and related spouts and fittings. The Company’s products include kitchen and bar faucets, bathroom faucets and bathroom accessories. The Company produces all of its products in China and exports most of them into the international marketplace. The Company started doing business by focusing on copper re-processing when Fuda Yiyang was initially formed in 1995. In 2002, the Company began to produce and sell the European style brass faucets, spouts and fittings to the Chinese local market, and in 2004, it began to sell our products internationally. We sell our products to bathroom supplies distributors.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
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

In accordance with the relevant Chinese rules and regulations on management of foreign exchanges, the foreign exchanges generated by Fuda Yiyang and Moral Star China from sales of our products out of China shall be brought back into China and exchanged to RMB in designated banks instead of being deposited out of China without authorization. The Company also has to buy foreign exchanges from designated banks when paying current expenditures with foreign exchanges. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government. In recent years, the Chinese government has gradually lost its control over foreign exchange, especially on current foreign exchange accounts, for instance, canceling of advance examination and approval for the opening of current foreign exchange accounts and enhancing of quota of current foreign exchange accounts.

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

The Company may require its customers to make a partial payment, based on the Company’s credit evaluation. The Company generally requires payment within three months. The Company maintains a policy that all sales are final and it does not allow returns. No returns occurred in the six months ended June 30, 2008. Based on industry practice and the credit history of customers, the Company believes the accounts receivable shown on its balance sheets are fully collectable.

Foreign Currency Translation– The functional currency of the Company is China RMB, which is the primary medium of exchange where the Company operates. The Company reports its financial results in U.S. dollars.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Translation rate for assets and liabilities as of June 30, 2008	6.8591:1
Translation rate for assets and liabilities as of December 31, 2007	7.3046:1
Translation rate for profit and loss items for the three months ended June 30, 2008	6.9355:1
Translation rate for profit and loss items for the three months ended June 30, 2007	7.7041:1
Translation rate for equity items of Fuda Yiyang as of June 30, 2008 and December 31, 2007	8.2875:1
Translation rate for equity items of Moral Star China as of June 30, 2008 and December 31, 2007	7.3938:1

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

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China mainland are subject to a tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the related revenues were recognized by the invoiced value offsetting 17% output VAT. However, its sales outside of China mainland are applicable for VAT exemption, credit and refund policy, and the related revenues were equal to the invoiced value. The applicable refund rate from January 1, 2007 to June 30, 2007 was 13% and it has been adjusted down to 9% since July 1, 2007. The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited. The actual VAT refunded is recognized as other income.

Shipping and Handling Cost – The Company bears shipping and handling costs from its factory to its customers’ designated location, and does not bill these expenses separately to customers. The Company records such costs as delivery expenses, which are accounted for as part of selling expenses. Delivery expenses for the three months ended June 30, 2008 and 2007 were $122,680 and $48,837, respectively, and for the six months ended June 30, 2008 and 2007 were $183,173 and $82,475.

Advertising - The Company expenses all advertising costs as incurred. The advertising cost for the three months ended June 30, 2008 and 2007 was $758 and $13,583, respectively, and for the six months ended June 30, 2008 and 2007 were $1,167 and $36,903.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Fuda Yiyang has filed its income tax return for the first and second quarters of 2008 with Yiyang Tax Authortiy, in which the income tax for the first and second quarter of 2008 was nil subject to the exemption policy. Yiyang Tax Authority accepted it and didn’t put forward any objection to the return. Management believes Fuda Yiyang can continue to enjoy the income tax exemption policy in 2008 in accordance with above-mentioned governmental documents.

Earnings per Share - The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

Effect of the restatement to diluted EPS for the three months ended March 31, 2008. Diluted earnings per share for the three months ended March 31, 2008 was restated due to the correction of calculation method of the average number of diluted common shares. In the correction, the Company (1) excluded 4,121,212 shares issuable upon exercise of warrants for which the exercise price ($3.00) was higher than the average market price ($2.66) during the first quarter of 2008 and thus would be anti-dilutive; (2) recalculated the dilutive effect of warrants to purchase 2,060,606 shares of common stock at $1.80 per share and warrants to purchase 100,000 shares at $1.60 per share, which resulted in 706,061 shares using the treasury stock method, resulting in a decrease of 1,454,545 in the number of shares outstanding for computing diluted EPS. As a result, the weighted average number of diluted common shares outstanding for the three months ended March 31, 2008 was changed from 20,098,167 to 14,522,410 shares, and the diluted EPS increased $0.02 to $0.09. This correction has no effect upon the diluted EPS reported for corresponding period of fiscal 2007, since there were no dilutive equities during 2007.

Cash and Cash Equivalents– Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories– Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labour and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of June 30, 2008.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. From December 2004 to present, fixed assets amounting to $352,844 were left unused, including land, workshop building and equipment. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment will be transported and reinstalled into the Company’s new workshop building, which is now under construction. A provision for impairment of certain idle assets in the amount of $176,422 was made previously when they were turned into idle status.

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

2. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No.161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company's financial statements.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.” SFAS No. 163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises. It is not expected to have any material effect on the reporting of the Company’s results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Variable Interest Entity

As a result of the contractual arrangements among Moral Star China, Fuda Yiyang, its sole shareholder, Wu Yiting, and related parties, the Company was given control over the business and operations of Fuda Yiyang and became the primary beneficiary of Fuda Yiyang. The consolidated financial statements for the three months ended June 30, 2008 and 2007 included the results of operations of Fuda Yiyang for the same periods, even though the Company does not own any of Fuda Yiyang’s equity.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fuda Yiyang’s assets and liabilities as of June 30, 2008 and December 31, 2007 are as follows:

	(US dollars)
Item	June 30, 2008	December 31, 2007
Cash and cash equivalents	$971,006	$167,148
Accounts receivable	6,667,989	7,483,792
Prepayments to suppliers	935,547	14,326
Inventories	8,422,236	8,239,944
Other current assets	74,820	55,724
Property plant and equipment - net	10,579,161	3,832,895
Construction in progress	1,614,792	1,867,513
Other long-term assets	372,592	515,529
Total assets	29,638,143	22,176,871

Short-term bank loans	11,428,513	5,252,594
Accounts payable	804,446	602,901
Advances from customers	64,347	-
Due to related parties-trade	1,509,340	1,189,152
Due to related parties- non-trade	17,495	676,559
Accrued expenses	171,080	112,280
Other payables	132,857	81,143
Total liabilities	14,128,078	7,914,629

A $1,942,745 intercompany payable on Fuda Yiyang’s books was not included in the above table, since this balance had been eliminated during consolidation.

As of June 30, 2008 and December 31, 2007, 100% of the equity of Fuda Yiyang owned by Wu Yiting, who is the Company’s chief executive officer.

4. Accounts Receivable

As of June 30, 2008 and December 31, 2007, the balance of accounts receivable, excluding receivables from related parties, was $6,667,989 and $487,471, respectively. All the balance as of June 30, 2008 was within 180 days. The Company believes that these receivables are fully collectible and has not established bad debt provision.

As of December 31, 2007, the balance due from Al Jibrin General Trading Co., Ltd. (“Jibrin Company”), a related party, was $6,996,322. During the first quarter of 2008, this outstanding balance was collected, and there were no sales to the Jibrin Company or any other related party during the six months ended June 30, 2008.

5. Inventories

Inventories consisted of the following as of June 30, 2008 and December 31, 2007:

Inventories	June 30, 2008	December 31, 2007
Work in progress	$5,208,621	$2,098,383
Finished goods	2,108,122	2,317,199
Raw materials	1,127,362	3,844,897
Total	$8,444,105	$8,260,479

Management believes that no inventory was obsolete on each balance sheet date.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

6. Prepayments to Suppliers

As of June 30, 2008 and December 31, 2007, the balance of prepayments to suppliers was $935,547 and $14,326, respectively.

7. Property, Plant and Equipment-Net

Total cost of property, plant and equipment was $11,891,722 and $3,175,255 as of June 30, 2008 and December 31, 2007, respectively. The increase $8,716,467 in gross amount of property, plant and equipment was mainly attributable to Fuda Yiyang’s establishment of new manufacturing facilities during the first half of 2008, including (1) purchase of new equipment; (2) completion of new workshop buildings; and (3) purchase of the use right of one block of land from Wu Yiting, a related party (See Note 12), on which the new factory buildings are located.

In China, all land is owned by the government and there is no private ownership of land. The government issues a certificate of land use right, which is transferable, and permits the holder to use the land. Under four “State-owned Land Use Right Certificates,” the Company owns the land use right for three blocks of industrial-use land (covering 491,372 square feet) for the term of 50 years, beginning from issuance date of the certificates, which were 1999, 2001 and 2003.

Depreciation expense was $179,796 and $49,532 for the three months ended June 30, 2008 and 2007, respectively, and $278,723 and $87,975 for the six months ended June 30, 2008 and 2007, respectively.

The land use right for one parcel of land and 10 workshop buildings are used as collateral pursuant to a mortgage agreement with a commercial bank. The mortgage agreement initially has a term from September 6, 2004 to September 5, 2007, and, on September 6, 2007, was replaced by a mortgage agreement that expires on September 5, 2010. The net book value of this collateral as of June 30, 2008 and December 31, 2007 was $1,545,853 and $1,517,483, respectively. Under the terms of the mortgage agreement, the Company may borrow from time to time up to the maximum amount provided in the mortgage agreement, which is $1.7 million.

8. Construction in Progress

As of June 30, 2008 and December 31, 2007, the balance of construction in progress was $1,614,792 and $1,867,513, respectively. The construction in progress was owned by Fuda Yiyang. We made progress payments to the contractor in accordance with the actual construction progress, thus the balance was in line with those already paid.

The balance $1,867,513 of construction in progress as of December 31, 2007 represented the construction of new workshop buildings to expand current production capability in a new location, which started in the early part of 2007. In the second quarter of 2008, with the completion of these workshop buildings, this balance together with the new investment occurred during the first half of 2008 was entirely transferred to the property, plant and equipment.

The balance $1,614,792 as of June 30, 2008 represented the upgrade or betterment of the original manufacturing facilities and also construction of a new warehouse, which started in the early of 2008 and plan to finish at the third quarter of 2008.

9. Other long-term Assets,Net

As of June 30, 2008 and December 31, 2007, other long-term assets were $372,592 and $349,867, respectively. The increase was due to appreciation of value of the RMB against U.S. dollars. These other long-term assets include one block of land and a workshop building and equipment, which have not been used since 2004. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment has been transported and reinstalled into the Company’s new workshop buildings and in the process of trial run. A provision for impairment of certain idle assets in the amount of $176,422 was made previously when they were turned into idle status.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

10. Short-term Bank Loans

The balance of short-term bank loans as of June 30, 2008 and December 31, 2007 was $11,428,513 and $5,252,594, respectively as follows:

Loan Bank	Main Terms	June 30, 2008		December 31, 2007
		Principal	Interest rate (per annum)	Principal	Interest rate (per annum)
Industrial and Commercial Bank of China Ltd., YiYang Branch	Two or three-month-term loans, bearing benchmark interest rate announced by People's Bank of China	$-	-	$444,925	7.776%
		-	-	521,589	8.07%
		-	-	2,349,205	8.42%
		4,491,843	8.54%	383,320	8.54%
		-	-	130,055	9.13%
	Subtotal	$4,491,843		3,829,094

Bank of China, YiYang Branch(1)	Two or three-month-term secured loans, bearing benchmark interest rate announced by People's Bank of China	$-	-	$57,000	6.25%
		-	-	140,000	6.44%
		-	-	960,000	7.00%
		1,823,000	8.69%	266,500	8.69%
	Subtotal	$1,823,000		$1,423,500

China Construction Bank	Two or three-month-term unsecured loans.	120,000	LIBOR+2.5%	-	-
		260,000	LIBOR+3.0%	-	-
		$4,325,453	6.57%	$-	-
	Subtotal	$4,705,453		$-

Agricultural Bank of China	One-year-term unsecured loans.	$408,217	8.5905%	$-	-
	Subtotal	$408,217		$-
	Total	$11,428,513		$5,252,594

(1) The loans from Bank of China, Yiyang Branch, were secured by the land use right for one block of land and 10 workshop buildings under a mortgage agreement with the bank dated September 6, 2004, and on September 6, 2007, this mortgage contract was replaced by a mortgage which will expire on September 5, 2010. See Note 7

11. Accounts Payable

The balance of accounts payable was $854,616 and $686,114 as of June 30, 2008 and December 31, 2007, respectively, which included payables to material suppliers and professional service providers.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

12. Related Party Transactions

The transactions between the Company and related parties are classified into two categories: non-trade and trade.

(1) Ms. Wu Yiting

(i) Non-trade transactions

Ms. Wu Yiting is the Company’s Chief Executive Officer and Chairman of the Board. She is also the sole stockholder of Fuda Yiyang. See Paragraph (2) of Note 1 and Notes 7 and 8 for information relating to the relationship between the Company and and Fuda Yiyang.

From time to time the Company has borrowed money from Ms. Wu for its operations. As of December 31, 2007, the amount due to Ms. Wu Yiting was $869,802. During six months ended June 30, 2008, Ms. Wu Yiting advanced $2,895,232 to the Company, and the Company repaid $3,387,533. As of June 30, 2008, the amount due to Ms. Wu Yiting was $377,501. The loans from Ms. Wu are non-interest bearing.

(ii) Trade transaction

In April 2008, Ms. Wu Yiting transferred to Fuda Yiyang the use right of one block of land (covering 229,703 square feet), on which its new workshop buildings are located. Pursuant to the Report of Land Use Right Appraisal, the consideration was $1,167,866, which was paid in full.

(2) Trade transactions with Yiyang KunPeng Worn Metal Recycling Co., Ltd.

Ms. Wu Yiting holds 80% equity of, and is the chairman of, Yiyang KunPeng Metal Recycling Co., Ltd. (“KunPeng”). Mr. Yang Kun, Vice-President of Fuda Yiyang, holds the remaining 20% equity of KungPeng.

The Company purchases a significant percentage of copper from KunPeng. During the six months ended June 30, 2008 and 2007, the Company purchased copper in the amount of $9,297,018 and $3,410,893 from KunPeng , representing 66.4% and 34.6% of the total raw material purchased by the Company, respectively,.

As of June 30, 2008 and December 31, 2007, the amount due to Kunpeng in connection with the Company’s purchase of copper was $1,509,340 and $1,189,152, respectively.

13. Accrued Expenses

As of June 30, 2008 and December 31, 2007, the accrued expenses were $194,647 and $112,280, respectively. Accrued expenses mainly consist of accrued salaries and welfare.

14. Equity-based Transactions

(1) Authorized shares

At June 30, 2008, the Company’s authorized capital stock consisted of 20,000,000 shares of preferred stock, par value $.0000001 per share, and 900,000,000 shares of common stock, par value $.0000001 per share.

In December 2007, the Company’s board of directors and the holders of a majority of its capital stock approved a restated certificate of incorporation which changes the authorized capital stock to 130,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 110,000,000 are shares of common stock, par value $.001 per share. The change in authorized capital and par value was effective on July 31, 2008.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(2) Common Stock

As of June 30, 2008 and December 31, 2007, the Company had 10,725,440 shares of common stock issued and outstanding, respectively.

(3)  Preferred stock and Warrants

As of June 30, 2008 and December 31, 2007, the Company had 3,090,909 shares of series A preferred stock issued and outstanding, which were issued on December 3, 2007 pursuant to a securities purchase agreement and an escrow agreement with three investors. At the same time the Company also issued to the three investors warrants to purchase 2,060,606 shares of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share. On July 18, 2008, one of the investors exercised its warrants to purchase 30,000 shares of the Company’s common stock at $1.80 per share and the Company received the proceeds $54,000. In addition, 3,000,000 shares of series A preferred stock are held in escrow for issuance in the event that the Company does not meet target levels of earnings before interest and taxes as defined (“EIBT”) are less than specified levels. The 3,000,000 shares that are held in escrow are not treated as outstanding since the condition which would result in the delivery of the shares from escrow has not occurred. The target level was met for 2007. The target numbers, which are expressed in RMB, for 2008 are as follows:

RMB¥2.6152 ($0.381) per share if all of the $1.80 warrants are exercised by June 30, 2008 and 50% of the $3.00 warrants are exercised by September 30, 2008.

RMB¥3.0653 ($0.447) per share if all of the $1.80 Warrants are exercised by June 30, 2008 and all of the $3.00 Warrants are exercised by September 30, 2008.

RMB¥2.3152 ($0.338) per share if neither of the conditions listed above is met.

The dollar equivalent is based on the exchange rate in effect on June 30, 2008, which was RMB¥6.8591 to $1.00.

If the targets are not met, the number of shares to be delivered to the investors is determined by a formula by which the 3,000,000 is multiplied by a percentage determined by the following formula: (1/(1-P)) - 1), where P is the percentage shortfall.

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

For purpose of determining EBIT per share on a fully-diluted basis, all shares of common stock issuable upon conversion of convertible securities and upon exercise of warrants and options (whether or not vested) shall be deemed to be outstanding, regardless of whether (i) such shares are treated as outstanding for determining diluted earnings per share under GAAP, (ii) such securities are “in the money,” or (iii) such shares may be issued as a result of a 4.9% limitation; provided, however, that none of the 3,000,000 shares of series A preferred stock held in escrow nor the shares of common stock issuable upon conversion of such series A preferred stock shall be deemed outstanding.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Company agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The agreement provides that the Company pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidated preference of $1.10 per share. The liquidated damages are computed at the rate of 12% per annum of the purchase price, with a limit of $408,000. The appointment of four directors, all of which are independent directors, took effect on April 28, 2008 and related board committees were created on the same day. The investors waived their right to liquidated damages resulting from the failure to have met the required schedule.

The Company and the investors entered into a registration rights agreement pursuant to which the Company is required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines. The registration statement was declared effective on June 17, 2008 and no liquidated damage incurred.

15. Retained Earnings

As of June 30, 2008 and December 31, 2007, the retained earnings was $6,209,409 and $7,753,585, respectively. The decrease of $1,544,176 was due to: (1) net income $2,024,856 realized during the six months ended June 30, 2008; (2) allocation of retained earnings of $3,569,032 (RMB 25 million) to increase registered capital of Fuda Yiyang in April 2008, which resulted in the increase of Fuda Yiyang’s registered capital from $603,321 (RMB 5 million) to $4,172,353 (RMB 30 million).

16. Earnings per Share

Basic earnings per share (EPS) are calculated based on the weighted average shares outstanding during the period. Diluted earnings per share include the dilutive effect of warrants and convertible preferred stock. There were warrants to purchase 6,281,818 and 4,121,212 common shares that were outstanding during the six and three months ended June 30, 2008 which had an exercise price which is greater than the average market price, respectively. These warrants were not included in the calculation of diluted earnings per share. There were no dilutive securities for the same period of 2007.

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS:
Net income	$655,340	$1,110,515	$2,024,856	$1,660,246
Weighted average shares outstanding	10,725,440	10,564,647	10,725,440	10,564,647
Basic EPS	$0.06	$0.11	$0.19	$0.16

Diluted EPS:
Net income	$655,340	$1,110,515	$2,024,856	$1,660,246

Weighted average number of common shares outstanding	10,725,440	10,564,647	10,725,440	10,564,647
Dilutive warrants	-	-	124,242	-
Dilutive convertible preferred stock	3,090,909	-	3,090,909	-
Dilutive weighted average shares	13,816,349	10,564,647	13,940,591	10,564,647
Diluted EPS	$0.05	$0.11	$0.15	$0.16

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

17. Concentration of Suppliers and Customers

The largest supplier accounted for 66.0% of the Company’s raw material purchases for the three months ended June 30, 2008. Two suppliers accounted for 47.2% and 45.0% for the comparable period of 2007. No other supplier accounted for more than 10% of our purchases for either period. KunPeng was the largest supplier for the three months ended June 30, 2008 and 2007. Wu Yiting, the Company’s chief executive officer, is the 80% stockholder and chief executive officer of KunPeng. (See Note 12).

Two suppliers accounted for 66.5% and 15.1% of the Company’s raw material purchases for the six months ended June 30, 2008, of which KunPeng was the largest supplier. Two suppliers accounted for 58.8% and 34.6% for the comparable period of 2007, with KunPeng being the second largest one. No other supplier accounted for more than 10% of our purchases for either period.

The following tables set forth information as to sales to each customer that accounted for 10% or more of the Company’s sales in the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
	Amount ($)	Percentage	Amount ($)	Percentage
Super Way General Trading L.L.C	6,787,408	77.6%	-	0.0%
Isabella Hardware Trading L.L.C	1,146,534	13.1%	4,495,952	65.5%
Al Jaber Building Material Trading L.L.C	-	0.0%	2,074,339	30.2%

	Six Months Ended June 30,
	2008		2007
	Amount ($)	Percentage	Amount ($)	Percentage
Super Way General Trading L.L.C	11,148,237	60.2%	-	0.0%
Isabella Hardware Trading L.L.C	5,981,125	32.3%	7,835,953	71.9%
Al Jaber Building Material Trading L.L.C	-	0.0%	2,380,391	21.8%

18. Segment Reporting

The Company operates in one segment - producing and distributing brass faucets and related spouts and fittings, no business segment information is presented. The following table sets forth, by geographic region, information concerning the Company’s net sales classified by the major geographic areas in which it sold its products:

	Three months ended June 30,
	2008		2007
Nation	Amount	Percentage	Amount	Percentage
United Arab Emirates	$8,010,578	91.6%	$6,800,434	99.1%
Russia	733,492	8.4%	60,864	0.9%
Total	$8,744,070	100%	$6,861,298	100.0%

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended June 30,
	2008		2007
Nation	Amount	Percentage	Amount	Percentage
United Arab Emirates	$17,205,997	93.0%	10,663,225	97.8%
Russia	1,298,442	7.0%	60,864	0.6%
Turkey	-	0.0%	24,272	0.2%
Spain	-	0.0%	149,824	1.4%
China	-	0.0%	1,048	0.0%
Total	$18,504,439	100.0%	10,899,233	100%

The Company’s products fall within three categories - kitchen and bar faucets, bathroom faucets and bathroom accessories. The following table sets forth our sales in each product category for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
Category	2008	2007
Kitchen and bar faucets	$2,800,183	$3,437,263
Bathroom faucets	5,846,995	3,373,370
Bathroom accessories	96,892	50,664
Total	$8,744,070	$6,861,297

	Six months ended June 30,
Category	2008	2007
Kitchen and bar faucets	$6,614,247	$4,863,942
Bathroom faucets	11,793,300	5,755,947
Bathroom accessories	96,892	279,343
Total	$18,504,439	$10,899,232

All of the Company’s long-lived assets are located in the PRC.

19. Commitments and Contingencies

The Company leases an office in Dubai under an operating lease that expired in September 2008 with an aggregate monthly lease payment of approximately $1,458. Rent expense under the operating leases was $8,748 for the six months ended June 30, 2008 and 2007 and $4,374 for the three months ended June 30, 2008 and 2007.

20. Subsequent Event

On July 18, 2008, one of the investors exercised its warrants to purchase 30,000 shares of the Company’s common stock. The exercise price was $1.80 per share and the Company received proceeds of $54,000.

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

We develop, manufacture, distribute and market high-quality brass faucets and related spouts and fittings. We produce all our products in China and export most of them to international markets, including Middle East, primarily United Arab Emirates, and Russia. In the first half of 2008, we had no sales in China, and 93% of our sales were made to distributors in the United Arab Emirates and 7% of sales to distributors in Russia.. We do not have long-term contracts with any of our customers.

Our principal raw material is copper, a significant portion of which we purchase from KunPeng, a related party. The price of copper is subject to significant fluctuations, and during the past year has been subject to significant increases. To the extent that we are not able to pass any price increases to our customers, we will be unable to maintain our gross margins.

We sell our products to a small number of customers, each of which is a distributor of our products. Different customers may account for significant revenue in each period. As a result, the loss of any customer could have a material adverse effect upon our business if we are not able to replace that customer. The following table sets forth information as to each customer that accounted for 10% or more of our revenue for the three and six three month periods ended June 30, 2008 and 2007 (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Super Way General Trading L.L.C	$6,787	77.6%	$-0-	0/0%	$11,148	60.3%	$-0-	0.0%
Isabella Hardware Trading L.L.C	1,147	13.1%	4,496	65.5%	5,981	32.3%	7,836	71.9%
Al Jaber Building Material Trading L.L.C	-0-	0.0%	2,074	30.2%	-0-	0.0%	2,380	21.8%

At June 30, 2008, we had accounts receivable of $6.67 million, representing accounts receivables from four customers, all of which were between 90 and 120 days old. These four customers accounted for 65.3%, 20.6%, 10.9% and 3.1% of our accounts receivable. Despite the age of the receivables, we believe that these receivables are fully collectible. The largest receivables are from our Super Way General Trading and Isabella Hardware Trading, respectively.

Our growth is dependent on expanding the production capacity, upgrading the products, improving quality and expanding our marketing effort to develop a larger customer base. In the second quarter 2008, we completed the construction of a new factory, which was put into operation in April 2008. As a result of this expansion, our production capacity increased to 3.5 million sets, as compared to 1.2 million sets at the end of 2007. In addition, we also started to upgrade and improve our original facilities in the early 2008, which is expected to be finished in the third quarter of 2008.

Since our products are generally sold to companies in the construction and home improvement segments, any downturn in the housing and renovation market in those areas where we sell out products could have a material adverse effect upon our business. During the six months ended June 30, 2008, our sales were made primarily to companies in Dubai, United Arab Emerates, and, to a lesser extent, in Russia, which are the two markets to which we sold substantially all of our products.

Our operations have been financed largely with short-term bank loans, which typically have a two or three-month term and have generally been rolled over at the end of the term. Although these notes have been rolled over, at the then current interest rate, in the past, we cannot assure you that the banks will continue to lend us money.

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

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China are subject to a VAT tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the relating revenues were recognized by the invoiced value offsetting 17% output VAT. However, our sales outside of China are eligible for VAT exemption, credit and refund policy, and the relating revenues were equal to the invoiced value. The applicable refund rate from January 1, 2006 to June 30, 2007 was 13% and since July 1, 2007, it has been 9%. The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited.

Variable Interest Entity – Our condensed consolidated financial statements include the financial statements of our wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risks of, and enjoy the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities.

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

We may require our customers to make a partial payment when placing an order, based on our credit evaluation. We generally require payment within three months. We maintain a policy that all sales are final and we do not allow returns. No return occurred in the three and six months ended June 30, 2008 and 2007. Based on industry practice and the credit history of customers, we believe the accounts receivable shown on its balance sheets are fully collectable.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average, method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. We believe that there was no obsolete inventory as of June 30, 2008 and December 31, 2007.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

There is no private ownership of commercial land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. Under four “State-owned Land Use Right Certificates,” issued in September 23, 1999, November 23, 1999, July 19, 2001 and February 28, 2003, we own the use right of three blocks of industrial-use land (covering 491,372 square feet) for the term of 50 years, beginning from issuance date of the certificates, respectively. The block acquired in 2008 was transferred by Wu Yiting to the Company for $1,167,866, which had been fully paid. We record the property subject to land use rights as property.

Impairment of Long-lived Assets - Our long-lived assets consist of property, including the land use rights, and equipment. As of June 30, 2008 and December 31, 2007, the net value of property and equipment was $12,822,783 and $4,615,035, respectively, which represented approximately 43.1% and 22.2% of our total assets.

From December 2004 to present, fixed assets, including land use rights, workshop buildings and equipment, amounting to $549,014 were unused. Since the value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment have been transported and reinstalled into the Company’s new workshop buildings, which is now in the process of trial run. A provision for impairment of certain idle assets in the amount of $176,422 was made previously when they became idle.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended June 30, 2008 and 2007, in thousand U.S. dollars and as a percentage of net sales.

Item	Three Months Eneded June 30,
	2008		2007
	Thousands of U.S. Dollars	Percentage of Net sales	U.S. Dollars	Percentage of Net sales
Net sales	8,744	100.0%	6,861	100.0%
Cost of sales (exclusive of items shown separately below)	3,712	42.5%	2,126	31.0%
Cost of sales- related parties	3,384	38.7%	3,384	49.3%
Cost of sales - total	7,096	81.2%	5,510	80.3%
Gross profit	1,648	18.8%	1,351	19.7%

Operating expenses:
Selling expenses	177	2.0%	72	1.0%
General and administrative	323	3.7%	85	1.2%
Officers’ compensation	23	0.3%	6	0.1%
Depreciation and amortization	29	0.3%	3	0.0%
Consulting and professional fees	116	1.3%	-	0.0%
Total operating expenses	668	7.6%	166	2.4%

Operating income	980	11.2%	1,185	17.3%

Other income	14	0.2%	6	0.1%
Interest expense	(184)	-2.1%	(81)	-1.2%
Foreign exchange loss	(154)	-1.8%	-	0.0%
Net income	656	7.5%	1,110	16.2%
Other comprehensive income
Foreign currency translation adjustment	350	4.0%	2	0.0%
Comprehensive income	1,006	11.5%	1,112	16.2%

Net Sales

Net sales were $8,744,070 and $6,861,297 for the three months ended June 30,2008 and 2007, respectively, representing an increase $1,882,773, or 27.4%. The increase is mainly due to the success of our marketing efforts in United Arab Emirates and Russia, where substantially all of our products are sold.

Cost of Sales; Gross Margin

Cost of sales was $7,095,518 (of which $3,383,509 represented raw materials purchased from KunPeng, a related party) and $5,510,119 (of which $3,383,869 represented raw materials purchased from KunPeng ) for the three months ended June 30, 2008 and 2007, respectively. The increase of $1,585,399, or 28.8%, was primarily due to the rapid increase of sales. Cost of sales is the cost of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. We treat delivery expenses as a selling expense rather than as an element of cost of sales.

As a result, our gross profit was $1,648,552 for second quarter of 2008, representing gross margin of 18.9%, compared with $1,351,178 for the same period of 2007, representing a gross margin of 19.7%. The modest decline in the gross margin reflected the increased depreciation with the completion of the new factory.

Selling Expenses

During the second quarter of 2008, selling expenses were $176,715, an increase of $105,144, or 146.9%, from $71,571 for the same period of 2007. Selling expenses include delivery expense, advertising and salaries. This marked increase is mainly attributable to significantly increase of sales salaries (from $9,151 to $41,958) and delivery expenses (from $48,837 to $122,680) resulting from both the growth in sales volume and the increased shipping rate. Our advertising expenses decreased from $13,583to $758.

General and administrative

General and administrative expenses were $323,239 and $84,827 for the three months ended June 30, 2008 and 2007, an increase of $238,412 or 281.1%. General and administrative expenses include salaries, insurance premium, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs. The significant increase is mainly resulted from the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of salaries, insurance, car expenses, business entertainment, travel, office expenses.

Officers’ compensation

Officers’ compensation, which includes compensation to our independent directors, was $23,155 and $5,841 for three months ended June 30, 2008 and 2007, respectively, with an increase $17,314 or 296%. The increase was mainly resulted from the compensation for four independent directors who were elected at the end of April 2008. During the second quarter of 2008, their compensation was $16,667 in total, including monthly fees and amortization of the value of the common stock issued to them over a one-year term.

Depreciation and amortization

Depreciation and amortization, excluding depreciation included in cost of sales, increased $26,369 or 871.7% from $3,025 of second quarter of 2007 to $29,394 of comparable period of 2008. The increase in depreciation and amortization is mainly due to additional office equipment and automobiles purchased in 2008.

Consulting and professional fees

We did not incur any consulting or professional fee in the second quarter of 2007, when Fuda Yiyang was still a private company only engaging in product development, manufacturing and market exploration. After the reverse acquisition, our consulting and professional fees increased to $116,464 as a result of our public company expenses for the comparable period of 2008.

Net Interest Expense

Net interest expense, offsetting minor interest income, was $184,273 and $81,241 for the second quarter of 2008 and 2007, respectively, representing a $103,032, or 126.8%, as a result of both the rapid increase of short-term bank loans to finance our growth and increases in the interest rate.

Foreign Exchange Loss

Net foreign exchange loss during second quarter of 2008 was $154,391. We did not incur any foreign significant exchange loss during the second quarter of 2007. The foreign exchange loss in 2008 reflected a foreign exchange loss on accounts receivable from the customers out of China, offsetting minor foreign exchange gain, which generated from loans of United States dollars

Net Income

Principally as a result of the increases in selling expenses, general and administrative expenses and consulting and professional fees, as described above, combined with the decline in gross margin, our net income for the second quarter of 2008 was $655,340, or $0.06 per share (basic) and $0.05 per share (diluted), compared with and $1,110,515, or $0.11 per share (basic and diluted), representing a decrease of $455,175, or 41.0%.

Six Months ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the six months ended June 30, 2008 and 2007, in dollars and as a percentage of net sales (dollars in thousands).

	Six Months Ended June 30,
Item	2008		2007
	Thousands of U.S. Dollars	Percentage of Net sales	Thousands of U.S. Dollars	Percentage of Net sales
Net sales	18,504	100.0%	10,899	100.0%
Cost of sales (exclusive of items shown separately below)	6,489	35.1%	3,579	32.8%
Cost of sales- related parties	8,307	44.9%	5,195	47.7%
Cost of sales - total	14,796	80.0%	8,774	80.5%
Gross profit	3,708	20.0%	2,125	19.5%
		0.0%		0.0%
Operating expenses:		0.0%		0.0%
Selling expenses	240	1.3%	129	1.2%
General and administrative	546	3.0%	155	1.4%
Officers’ compensation	30	0.2%	12	0.1%
Depreciation and amortization	50	0.3%	6	0.1%
Consulting and professional fees	170	0.9%	-	0.0%
Total operating expenses	1,036	5.6%	302	2.8%
		0.0%		0.0%
Operating income	2,672	14.4%	1,823	16.7%
		0.0%		0.0%
Other income	14	0.1%	6	0.1%
Interest expense	(295)	-1.6%	(169)	-1.6%
Foreign exchange loss	(367)	-2.0%	-	0.0%
Net income	2,024	10.9%	1,660	15.2%
Other comprehensive income		0.0%		0.0%
Foreign currency translation adjustment	887	4.8%	-	0.0%
Comprehensive income	2,911	15.7%	1,660	15.2%

Net Sales

Net sales were $18,504,439 and $10,899,232 for the six months ended June 30,2008 and 2007, respectively, representing an increase $7,605,207, or 69.8%. The increase is mainly due to the success of our marketing efforts in United Arab Emirates and Russia, where substantially all of our products are sold.

Cost of Sales; Gross Margin

Cost of sales was $14,795,733 (of which $8,306,588 represented raw materials purchased from KunPeng, a related party) and $8,773,466 (of which $5,194,749 represented raw materials purchased from KunPeng ) for the six months ended June 30, 2008 and 2007, respectively. The increase of $6,022,267, or 68.6%, was primarily due to the rapid increase of sales. Cost of sales is the costs of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. We treat delivery expenses as a selling expense rather than as an element of cost of sales.

As a result, our gross margin was $3,708,706 for the first half of 2008, representing gross profit margin of 20.0%, compared with $2,125,764 for the same period of 2007, representing a gross margin of 19.5%.

Selling Expenses

During the first half of 2008, selling expenses were $240,433, an increase of $111,749, or 86.8%, from $128,684 for the same period of 2007. Selling expenses include delivery expense, advertising and salaries. This marked increase is mainly attributable to significantly increase of sales salaries (from $9,306 to $41,958) and delivery expenses (from $82,475 to $183,173) resulting from both the growth in sales volume and the increased shipping rate. Our advertising expenses decreased from $36,903 to $1,167.

General and administrative

General and administrative expenses were $545,965 and $155,436 for the six months ended June 30, 2008 and 2007, an increase of $390,529 or 251.2%. General and administrative expenses include salaries, insurance premium, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs. The significant increase is mainly resulted from the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of salaries, insurance, car expenses, business entertainment, travel, office expenses.

Officers’ compensation

Officers’ compensation, which includes compensation to our independent directors, was $29,556 and $11,647 for the first half of 2008 and 2007, respectively, with an increase $17,909 or 153.8%. The increase was mainly resulted from the compensation for four independent directors who were elected at the end of April. During the first half of 2008, their compensation was $16,667 in total, including monthly fees and amortization of the value of common stock to be issued to them over a one-year term.

Depreciation and amortization

Depreciation and amortization, excluding depreciation included in cost of sales, increased $43,972 or 701.1% from $6,272 during the first half of 2007 to $50,244 of comparable period of 2008. The increase in depreciation and amortization is mainly due to additional office equipment and automobiles purchased in 2008.

Consulting and professional fees

We did not incur any consulting or professional fee in the second quarter of 2007, when Fuda Yiyang was still a private company only engaging in product development, manufacturing and market exploration. After the reverse acquisition, our consulting and professional fees increased to $169,846 as a result of our public company expenses for the comparable period of 2008.

Net Interest Expense

Net interest expense, offsetting minor interest income, was $295,185 and $169,320 for the second quarter of 2008 and 2007, respectively, representing a $125,865, or 74.3%, as a result of the rapid increase of short-term bank loans.

Foreign Exchange Loss

Net foreign exchange loss during the first half of 2008 was $367,030. We did not incur any foreign exchange loss during the same period of 2007. The foreign exchange loss in 2008 reflected a foreign exchange loss on accounts receivable from the customers out of China, offsetting minor foreign exchange gain, which generated from loans of United States dollars.

Net Income

As a result of the factors described above, our net income for the first half of 2008 was $2,024,856, or $0.19 per share (basic) and $0.15 per share (diluted) compared with $1,660,246, or $0.16 per share (basic and diluted), representing an increase of $364,610, or 22.0%.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $2,692,161, reflecting a current ratio of 1.2:1 and quick ratio of 0.6:1, compared to working capital of $7,988,451, reflecting a current ratio 2.0:1 and quick ratio of 1.0:1 as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, we had cash of 982,835 and $169,319, respectively.

During first half of 2008, our operations provided cash of $2,729,767 as compared with cash generated by operating activities of $2,486,699 for the same period of 2007. The improvement of our cash position in operating activities was attributable to the increase of sales and better collection of accounts receivable.

During the six months ended June 30, 2008, accounts receivable increased from $487,471 to $6,667,989, representing receivables from four customers which were 90 to 120 days old. At December 31, 2007, most of our receivables ($6,996,322) were from a related party and are shown on the December 31, 2007 balance sheet as “due from related party - trade.” This amount was paid in full.

During the first half of 2008, we utilized $8,563,620 in purchasing fixed assets, principally equipment, as compared to $1,685,955 for the same period during 2007.

During six months ended June 30, 2008, our financing activities provided $5,355,401 as compared with net cash outflow of $1,112,557 for the same period of 2007. We received $16,530,731 from short-term loans from several banks, which was partly offset by repayment of $10,683,029 to the banks. Loan proceeds from Ms Wu Yiting, a related party were $2,895,532, which was offset by repayment to related parties of $3,387,833 in first half of 2008. In the first half of 2007, we raised short-term loans $3,781,704 from banks with repayment of $4,600,124; advances $504, 629 from related parties with repayment of $1,489,594 and loans $690,828 from employees. All of our bank loans are short-term loans, which are typically due in two to three months. The loans are made to Fuda Yiyang.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce all our products in China and export most of them to international markets. The export prices on the selling contracts were all dominated in United States dollars. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and United States dollars. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the second quarter ended June 30, 2008, the foreign exchange losses were approximately $154,391 and the foreign currency translation adjustments to our comprehensive income were $430,059 primarily as a result of the appreciation of the RMB against the United States dollar.

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms.

It is the responsibility of management to establish and maintain adequate internal controls over financial reporting. We believe that our internal controls over financial reporting are effective. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 4, 2007, the holders of more than a majority of our outstanding common stock approved our restated certificate of incorporation and we filed a preliminary Schedule 14C regarding this issue with SEC on February 19, 2008 and then a definitive Schedule 14C on July 11, 2008. The restated certificate of incorporation has been filed with the Secretary of State of the State of Delaware and the restatement became effective on July 31, 2008.

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

Fuda Faucet Works, Inc.
(Registrant)

August 14, 2008	/s/ Wu Yiting
Wu Yiting, Chief Executive Officer

August 14, 2008	/s/ Wu Yaxu
Wu Yaxu, Chief Financial Officer