Form 10-Q
period 2008-09-30
Fuda Faucet Works, Inc.
filed 2008-11-13
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-9879

FUDA FAUCET WORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2648442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ge Jia Ba, Hua Ting, Yiyang Jiangxi, P.R.C.	334400
(Address of principal executive offices)	(Zip Code)

86 793-5887178
(Registrant’s telephone number, including area code)
None.
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 14, 2008
Common Stock, $0.001 par value per share	10,765,968 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUDA FAUCET WORKS, INC.
CONSOLIDATED BALANCE SHEETS

	(US dollars)
	September 30, 2008	December 31, 2007
Item	(UNAUDITED)	(AUDITED)
		Restated
ASSETS
Current assets
Cash and cash equivalents	1,083,201	169,319
Accounts receivable	10,130,214	487,471
Due from related parties - tradel	-	6,996,322
Prepayments to suppliers	700,797	14,326
Inventories	6,381,201	8,260,479
Other current assets	179,717	251,619
Total current assets	18,475,130	16,179,536
Property, plant and equipment
Land use right	2,106,104	869,251
Buildings	7,200,979	1,180,427
Machinery and equipment	5,798,678	983,079
Automobiles	210,970	128,495
Office equipment	38,113	14,003
Property plant and equipment - total	15,354,844	3,175,255
Accumulated depreciation	(1,283,669)	(777,600)
Property plant and equipment - net	14,071,175	2,397,655
Construction in progress	883	1,867,513
Other long-term assets - idle assets
Machinery and equipment - net	177,482	165,662
Land use right - net	197,343	184,205
	32,922,013	20,794,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	14,231,723	5,252,594
Accounts payable	1,140,021	686,114
Due to related parties - trade	180,096	1,189,152
Due to related parties - non-trade	459,122	869,802
Accrued expenses	312,716	112,280
Other payables	88,752	81,143
Total current liabilities	16,412,430	8,191,085

Commitments and Contingencies

Stockholders’equity
Preferred stock, 20,000,000 shares authorized; 0.001 par value and 0.0000001 par value on September 30, 2008 and December 31, 2007, respectively; 3,090,909 shares issued and outstanding on September 30, 2008 and December 31, 2007, respectively	3,091	-
Common stock, 110,000,000 shares and 900,000,000 shares authorized on September 30, 2008 and December 31, 2007; 0.001 par value and 0.0000001 par value; 10,765,968 shares and 10,725,440 shares issued and outstanding on September 30, 2008 and December 31, 2007	10,766	1
Additional paid-in capital	7,397,961	3,748,785
Surplus reserve	260,430	260,430
Retained earnings	7,021,371	7,753,585
Accumulated other comprehensive income	1,815,964	840,685
Total stockholders’equity	16,509,583	12,603,486
Total liabilities and stockholders’equity	32,922,013	20,794,571

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	(US dollars)		(US dollars)
Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	10,214,112	7,018,677	28,718,551	17,917,908
Cost of sales (exclusive of items shown separately below):
Non-related parties	5,879,788	1,017,116	12,368,933	4,595,834
Related parties	2,639,658	4,575,883	10,946,246	9,770,632
	8,519,446	5,592,999	23,315,179	14,366,466
Gross margin	1,694,666	1,425,678	5,403,372	3,551,442

Operating expenses:
Selling expenses	93,120	54,036	333,553	182,720
General and administrative	429,265	145,538	975,230	300,974
Officers’ compensation	31,588	5,962	61,154	17,609
Depreciation and amortization	36,334	18,417	86,578	24,689
Consulting and professional fees	98,207	110,940	268,053	110,940
Total operating expenses	688,514	334,893	1,724,568	636,932
Income from transfer of patent - net	-	576,493	-	576,493
Operating income	1,006,152	1,667,278	3,678,804	3,491,003

Other incme (expenses):
Other income	121,542	32,206	135,961	38,047
Interest expense	(298,446)	(96,220)	(593,631)	(265,540)
Foreign currency transactions loss	(17,286)	-	(384,316)	-
	(194,190)	(64,014)	(841,986)	(227,493)
Net income	811,962	1,603,264	2,836,818	3,263,510
Other comprehensive income
Foreign currency translation adjustment	88,677	119,837	975,279	297,019
Comprehensive income	900,639	1,723,101	3,812,097	3,560,529

Earnings per common share
Basic	0.08	0.15	0.26	0.31
Diluted	0.06	0.15	0.21	0.31
Weighted average number of common shares outstanding
Basic	10,752,523	10,564,647	10,734,533	10,564,647
Diluted	13,843,432	10,564,647	13,831,875	10,564,647

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(US dollars)
Item	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	2,836,818	3,263,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,069	134,923
Changes in operating assets and liabilities
Accounts receivable	(9,642,743)	(3,313,712)
Due from related parties - trade	6,996,322	-
Prepayments to suppliers	(646,471)	336,967
Inventories	1,879,278	(854,986)
Other current assets	46,944	74,651
Accounts payable	453,907	874,337
Due to related parties-trade	(1,009,056)	(565,925)
Accrued expenses	200,436	59,024
Other payables	7,609	220,784
Net cash provided by operating activities:	1,629,113	229,573

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,872,620)	(1,734,721)
Net cash used in investing activities	(9,872,620)	(1,734,721)

Cash flows from financing activities:
Proceeds from issuance of common stock	54,000	-
Proceeds from short-term bank loans	29,640,778	8,827,891
Repayment of short-term bank loans	(21,051,283)	(7,643,654)
Loans from related parties	2,913,131	2,891,491
Repayment to related parties	(3,324,901)	(3,014,818)
Net cash provided by financing activities	8,231,725	1,060,910

Effect of exchange rate fluctuation on cash and cash equivalents	925,664	268,966
Net increase (decrease) in cash and cash equivalents	913,882	(175,272)
Cash and cash equivalents, beginning of period	169,319	380,714
Cash and cash equivalents, end of period	1,083,201	205,442

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	593,631	265,540
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Increase of paid-in capital of Fuda Yiyang with its retained earnings	3,569,032	-
Change of par value of authorized shares	13,845	-
Issuance of common stock to independent directors as compensation	40,000	-

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

(1). Management’s Responsibility for Interim Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations and financial position as of and for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

(2). Organization

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

Contemporaneously with the purchase of stock from the former principal stockholders, the Company executed a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee of the Wu Yiting Stock Trust, the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”), pursuant to which the trustee transferred to the Company all of the capital stock of Moral Star BVI in exchange for 10,564,647 shares of the Company’s common stock, approximately 98.5% of the Company’s outstanding common stock, which were issued to the Trust and the designees of the Trust. As a result, Moral Star BVI became the Company’s wholly-owned subsidiary and the business of Moral Star BVI and its affiliated companies became our business. The sole beneficiary of the trust is Ms. Wu Yiting, who, as a result of the exchange, became the Chief Executive Officer, President and a director of the Company. Under generally accepted accounting principles, the company accounted for this transaction as a reverse acquisition.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

On January 3, 2008, the Company effected a 3.2-for-one stock distribution pursuant to which each share of common stock was converted into 3.2 shares of common stock. All references in these financial statements to shares and per share information give effect to the stock distribution.

On July 31, 2008, the Company’s certificate of incorporation was amended and restated. As a result of this amendment, the par value per share of the Company’s preferred stock and common stock was changed from $0.0000001 to $0.001, and the number of authorized shares of common stock was decreased from 900,000,000 shares to 110,000,000 shares. The amendment did not affect the number of authorized shares of preferred stock, which remains at 20,000,000 shares.

Moral Star BVI owns 100% of the stock of Jiangxi Moral Star Copper Technology Co., Ltd. (“Moral Star China”), which is a wholly foreign-owned enterprise organized under the laws of the Peoples’ Republic of China (“PRC”). Moral Star China is a party to a series of contractual arrangements with Fuda Yiyang, a limited liability company headquartered in, and organized under the laws of the PRC.

The contractual arrangements among Moral Star China, Fuda Yiyang, its sole owner, Wu Yiting and related parties are represented by a series of agreements, including Management Agreement, Related Transactions Agreement, Purchase Agreement, Stockholders’ Voting Proxy Agreement, Shares Pledge Agreement, Exclusive Option Agreement, Patent Transfer Agreement, and Trademark Transfer Agreement, pursuant to which the Company obtained control over the business and operations of Fuda Yiyang, and became the primary beneficiary of Fuda Yiyang’s operations.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(3). Business

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

(4). Basis of Presentation

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Use of Estimates– The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, impairment of long-lived assets, depreciation and amortization, etc.

Country Risk– As the Company’s manufacturing base is located in China and its market is mainly located in Middle East and Russia, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in these areas. The Company’s results of operations may be adversely affected by changes in the political and social conditions in these areas, and by changes in governmental policies with respect to laws and regulations, among other things.

In accordance with the relevant Chinese rules and regulations on management of foreign exchanges, the foreign exchanges generated by Fuda Yiyang and Moral Star China from sales of our products out of China shall be brought back into China and exchanged to RMB in designated banks instead of being deposited out of China without authorization. The Company also has to buy foreign exchanges from designated banks when paying current expenditures with foreign exchanges. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government. In recent years, the Chinese government has gradually relaxed its control over foreign exchange, especially on current foreign exchange accounts, for instance, canceling of advance examination and approval for the opening of current foreign exchange accounts and enhancing of quota of current foreign exchange accounts.

Credit Risk – The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount collected after the balance sheet date, which management believes is consistent with industry practice.

The Company may require its customers to make a partial payment, based on the Company’s credit evaluation. The Company generally requires payment within three months. The Company maintains a policy that all sales are final and it does not allow returns. No returns occurred in the nine months ended September 30, 2008. Based on industry practice and the credit history of customers, the Company believes the net accounts receivable shown on its balance sheets are fully collectable.

Risks Related to Raw Materials– The principal raw material for the Company’s products is copper. The price of copper is subject to fluctuations which can be significant. In times of increasing prices, the Company needs to try to fix the price at which it purchases copper in order to avoid increases in costs which it cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, the Company may have purchased copper at a price which is high in terms of the price at which it can sell its products, which also can impair its margins.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Foreign Currency Translation – The functional currency of the Company is China RMB, which is the primary medium of exchange where the Company operates. The Company reports its financial results in U.S. dollars.

The Company translates its assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in stockholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income. The translation rates from RMB to US dollars for the third quarter of 2008 and 2007 are as follows:

Translation rate for assets and liabilities as of September 30, 2008	6.8183:1
Translation rate for assets and liabilities as of December 31, 2007	7.3046:1
Translation rate for profit and loss items for the three months ended September 30, 2008	6.8305:1
Translation rate for profit and loss items for the three months ended September 30, 2007	7.5484:1
Translation rate for equity items of Fuda Yiyang as of December 31, 2007	8.2875:1
Translation rate for equity items of Fuda Yiyang as of September 30, 2008	7.1902:1
Translation rate for equity items of Moral Star China as of September 30, 2008	7:3802:1
Translation rate for equity items of Moral Star China as of December 31, 2007	7.3938:1

Revenue Recognition– The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenues represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China mainland are subject to a tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the related revenues were recognized by the invoiced value offsetting 17% output VAT. However, its sales outside of China mainland are applicable for VAT exemption, credit and refund policy, and the related revenues were equal to the invoiced value. The applicable refund rate from January 1, 2007 to June 30, 2007 was 13% and it has been adjusted down to 9% since July 1, 2007. However the refund rate for valve, one category of our products, has resumed to 13% since July 1, 2008. The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited. The actual VAT refunded is recognized as other income.

Shipping and Handling Cost– The Company bears shipping and handling costs from its factory to its customers’ designated location, and does not bill these expenses separately to customers. The Company records such costs as delivery expenses, which are accounted for as part of selling expenses. Delivery expenses for the three months ended September 30, 2008 and 2007 were $125,378 and $49,864, respectively, and for the nine months ended September 30, 2008 and 2007 were $308,551 and $132,339.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Advertising - The Company expenses all advertising costs as incurred. The advertising cost for the three months ended September 30, 2008 and 2007 was $6,799 and $79, respectively, and for the nine months ended September 30, 2008 and 2007 were $7,966 and $36,982.

Comprehensive Income (Loss) – The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes– The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

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

Fuda Yiyang has filed its income tax returns for the first three quarters of 2008 with Yiyang Tax Authortiy, in which the income tax for each quarter of 2008 was nil subject to the exemption policy. Yiyang Tax Authority accepted it and didn’t put forward any objection to the return. Management believes Fuda Yiyang can continue to enjoy the income tax exemption policy in 2008 in accordance with above-mentioned governmental documents.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents– Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories – Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labour and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of September 30, 2008.

Property, Plant and Equipment– Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The estimated useful life of property, plant and equipment are as follows:

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

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. From December 2004 to September 30, 2008, fixed assets carried at $374,825 were left unused, including land, workshop building and equipment. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment would be transported and reinstalled into the Company’s new workshop building. Therefore a provision for impairment of certain idle assets in the amount of $177,478 was made previously when they were turned into idle status. As of September 31, 2008, although such equipment had been transported and reinstalled in the new workshop building, which was completed in the second quarter of 2008, the relevant production line has not been in operation; therefore such equipment was still regarded as idle assets.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

2. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company's financial statements.

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

3. Variable Interest Entity

As a result of the contractual arrangements among Moral Star China, Fuda Yiyang, its sole shareholder, Wu Yiting, and related parties, the Company was given control over the business and operations of Fuda Yiyang and became the primary beneficiary of Fuda Yiyang. The consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 included the results of operations of Fuda Yiyang for the same periods, even though the Company does not own any of Fuda Yiyang’s equity.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fuda Yiyang’s assets and liabilities as of September 30, 2008 and December 31, 2007 are as follows:

	(US dollars)
Item	September 30, 2008	December 31, 2007
		Restated
Cash and cash equivalents	$1,017,507	$167,148
Accounts receivable	10,130,214	487,471
Due from related parties - trade	-	6,996,322
Prepayments to suppliers	700,797	14,326
Inventories	6,359,201	8,239,944
Other current assets	94,061	55,724
Property plant and equipment - net	13,827,332	2,131,044
Construction in progress	883	1,867,513
Other long-term assets	374,825	349,868
Total assets	$32,504,820	$20,309,360

Short-term bank loans	$14,231,723	$5,252,594
Accounts payable	1,100,431	602,901
Due to related parties-trade	180,096	1,189,152
Due to related parties-non-trade	17,600	676,559
Accrued expenses	295,816	112,280
Other payables	87,662	81,143
Total liabilities	$15,913,328	$7,914,629

A $2,050,673 intercompany payable on Fuda Yiyang’s books was not included in the above table, since this balance had been eliminated during consolidation.

As of September 30, 2008 and December 31, 2007, 100% of the equity of Fuda Yiyang owned by Wu Yiting, who is the Company’s chief executive officer.

4. Accounts Receivable

As of September 30, 2008 and December 31, 2007, the balance of accounts receivable, excluding receivables from related parties, was $10,130,214 and $487,471, respectively. All the balance as of September 30, 2008 was within 180 days. The Company believes that these receivables are fully collectible and has not established bad debt provision.

As of December 31, 2007, the balance due from Al Jibrin General Trading Co., Ltd. (“Jibrin Company”), a related party, was $6,996,322. During the first quarter of 2008, this outstanding balance was collected, and there were no sales to the Jibrin Company or any other related party during the nine months ended September 30, 2008.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

5. Inventories

Inventories consisted of the following as of September 30, 2008 and December 31, 2007. Management believes that no inventory was obsolete on each balance sheet date.

	(US dollars)
Item	September 30, 2008	December 31, 2007
Raw materials	1,471,055	3,844,897
Work in progress	4,114,444	2,098,383
Finished goods	795,702	2,317,199
Total	6,381,201	8,260,479

6. Property, Plant and Equipment

Total cost of property, plant and equipment was $15,354,844 and $3,175,255 as of September 30, 2008 and December 31, 2007, respectively. The increase $12,179,589 in gross amount of property, plant and equipment was mainly attributable to Fuda Yiyang’s establishment of new manufacturing facilities during the first three quarters of 2008, including (1) purchase of new equipment; (2) completion of new workshop buildings; and (3) purchase of the land use right of one block of land from Wu Yiting, a related party (See Note 12), on which the new factory buildings are located.

In China, all land is owned by the government and there is no private ownership of land. The government issues a certificate of land use right, which is transferable, and permits the holder to use the land. Under four “State-owned Land Use Right Certificates,” the Company owns the land use right for three blocks of industrial-use land, covering 491,372 square feet, for the term of 50 years, beginning from issuance date of the certificates, which were 1999, 2001 and 2003.

Depreciation expense was $227,346 and $46,948 for the three months ended September 30, 2008 and 2007, respectively, and $506,069 and $134,923 for the nine months ended September 30, 2008 and 2007, respectively.

In accordance with a mortgage agreement dated September 6, 2004, as extended on September 6, 2007, the land use rights for one parcel of land and 10 workshop buildings were used as collateral. The agreement permits the Company to borrow from time to time up to a maximum amount $1.7 million. On July 1, 2008, it was replaced by a new mortgage agreement that expires on June 30, 2010, pursuant to which the land use rights for two parcel of land and 18 workshop buildings were used as collateral and the Company may borrow from time to time up to a maximum of $4.5 million . The net book value of these property and plants as collateral as of September 30, 2008 and December 31, 2007 was $5,842,701 and $1,517,483, respectively. The maximum borrowing in the agreement is expressed in RMB, and the amount that the Company may borrow in US dollars, will depend on the exchange rate at the time of the borrowing.

7. Construction in Progress

As of September 30, 2008 and December 31, 2007, the balance of construction in progress was $883 and $1,867,513, respectively. The property is owned by Fuda Yiyang. The Company made progress payments to the contractor in based on the construction progress, with the amount paid being consistent with the work performed..

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The balance $1,867,513 of construction in progress as of December 31, 2007 represented the construction of new workshop buildings to expand current production capability in a new location, which started in the early part of 2007. In the second quarter of 2008, with the completion of these workshop buildings, this balance together with the new investment occurred during the first half of 2008 was transferred to the property, plant and equipment.

The upgrade or betterment of the original manufacturing facilities and also construction of a new warehouse, which started in the early of 2008, were finished during the third quarter of 2008. Thus, at September 30, 2008, this property is reflected as property, plant and equipment.

The balance $883 as of September 30, 2008, represented upfront expenses for new production facility which is in the pre-planning stage.

8. Other long-term Assets

As of September 30, 2008 and December 31, 2007, other long-term assets were $374,825 and $349,867, respectively. The increase was due to appreciation of value of the RMB against U.S. dollars. These other long-term assets include one block of land and a workshop building and equipment, which have not been used since 2004. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment would be transported and reinstalled into the Company’s new workshop buildings. A provision for impairment of certain idle assets in the amount of $177,478 was made previously when they were turned into idle status. As of September 31, 2008, although such equipment had been transported and reinstalled in the new workshop building, which was completed in the second quarter of 2008, the relevant production line has not been in operation; therefore such equipment was still regarded as idle assets.

9. Short-term Bank Loans

The balance of short-term bank loans as of September 30, 2008 and December 31, 2007 was $14,231,723 and $5,252,594, respectively as follows:

		(US dollars)
		September 30, 2008		December 31, 2007
			Interest rate		Interest rate
			(per		(per
Loan Bank	Main Terms	Principal	annum)	Principal	annum)

Industrial and Commercial				444,925	7.776%
Bank of China Ltd.,	Two or three-month-term			521,589	8.07%
YiYang Branch(1)	loans, bearing benchmark			2,349,205	8.42%
	interest rate announced by	3,272,077	6.57%	383,320	8.54%
	People's Bank of China	3,408,474	8.54%	130,055	9.13%
	Subtotal	6,680,551		3,829,094

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Two or three-month-term
	secured loans, bearing			57,000	6.25%
Bank of China, YiYang	benchmark interest rate			140,000	6.44%
Branch	announced by People's Bank			960,000	7.00%
	of China	1,729,000	8.693%	266,500	8.69%
	Subtotal	1,729,000		1,423,500

	Two or three-month-term
China Construction Bank	unsecured loans	4,502,195	6.57%	-	-
	Subtotal	4,502,195		-

		410,660	8.5905%
Agricultural Bank of	One-year term unsecured
China	loans	909,317	8.591%	-	-
	Subtotal	1,319,977		-
	Total	14,231,723		5,252,594

(1)
The loans from Industrial and Commercial bank of China Ltd., Yiyang Branch, were secured by the land use right for one block of land and 10 workshop buildings under a mortgage agreement with the bank dated September 6, 2004, and on September 6, 2007, this mortgage contract was replaced by a mortgage which will expire on September 5, 2010. See Note 7

10. Accounts Payable

The balance of accounts payable was $1,140,021 and $686,114 as of September 30, 2008 and December 31, 2007, respectively, which included payables to material suppliers and professional service providers.

11. Related Party Transactions

The transactions between the Company and related parties are classified into two categories: non-trade and trade.

(1) Ms. Wu Yiting

(i) Non-trade transactions

Ms. Wu Yiting is the Company’s Chief Executive Officer, President and Chairman of the Board. She is also the sole stockholder of Fuda Yiyang. See Paragraph (2) of Note 1 and Note 3 for information relating to the relationship between the Company and and Fuda Yiyang.

From time to time the Company has borrowed money from Ms. Wu for its operations. As of December 31, 2007, the amount due to Ms. Wu Yiting was $869,802. During nine months ended September 30, 2008, Ms. Wu Yiting advanced $2,913,131 to the Company, and the Company repaid $3,323,811. As of September 30, 2008, the amount due to Ms. Wu Yiting was $459,122. The loans from Ms. Wu are non-interest bearing.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(ii) Trade transaction: land use right transfer

In April 2008, Ms. Wu Yiting transferred to Fuda Yiyang the land use right of one block of land (covering 229,703 square feet), on which its new workshop buildings are located. The consideration due to Ms. Wu for the land use right, $1,167,866, has been paid by the Company.

(2) Trade transactions: copper purchase from Yiyang KunPeng Worn Metal Recycling Co., Ltd.

Ms. Wu Yiting holds 80% equity of, and is the chairman of, Yiyang KunPeng Metal Recycling Co., Ltd. (“KunPeng”). Mr. Yang Kun, Vice-President of Fuda Yiyang, holds the remaining 20% equity of KunPeng.

The Company purchases a significant percentage of copper from KunPeng. During the nine months ended September 30, 2008 and 2007, the Company purchased copper in the amount of $11,277,132 and $9,110,664 from KunPeng , representing 56.2% and 54.6% of the total raw material purchased by the Company, respectively.

As of September 30, 2008 and December 31, 2007, the amount due to Kunpeng in connection with the Company’s purchase of copper was $180,096 and $1,189,152, respectively.

12. Accrued Expenses

As of September 30, 2008 and December 31, 2007, the accrued expenses were $312,716 and $112,280, respectively. Accrued expenses mainly consist of accrued salaries and delivery expenses.

13. Equity-based Transactions

(1) Authorized shares

At September 30, 2008, the Company’s authorized capital stock consisted of 20,000,000 shares of preferred stock, par value $0.001 per share and 110,000,000 shares of common stocks, par value $0.001 per share.

In December 2007, the Company’s board of directors and the holders of a majority of its capital stock approved a restated certificate of incorporation which changes the authorized capital stock to 130,000,000 shares, of which 20,000,000 are shares of preferred stock, par value $.001 per share, and 110,000,000 are shares of common stock, par value $.001 per share. The restated certificate of incorporation which reflected the change in authorized capital and par value became effective on July 31, 2008.

(2) Common Stock

As of September 30, 2008 and December 31, 2007, the Company had 10,765,968 shares and 10,725,440 shares of common stock issued and outstanding, respectively.

In July 2008, the Company issued 30,000 shares of common stock upon exercise of warrants, for which it received $54,000.

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In August 2008, the Company issued 10,528 shares to four independent directors (2,632 shares each independent) as part of their compensation, at the price equal to the close price of the Company’s common stock on the date the board approved the stock grants.

(3) Preferred stock and Warrants

As of September 30, 2008 and December 31, 2007, the Company had 3,090,909 shares of series A preferred stock issued and outstanding, which were issued on December 3, 2007 pursuant to a securities purchase agreement and an escrow agreement with three investors. At the same time the Company also issued to the three investors warrants to purchase 2,060,606 shares of common stock at $1.80 per share and 4,121,212 shares of common stock at $3.00 per share. On July 18, 2008, one of the investors exercised its warrants to purchase 30,000 shares of the Company’s common stock at $1.80 per share and the Company received the proceeds $54,000. In addition, 3,000,000 shares of series A preferred stock are held in escrow for issuance in the event that the Company does not meet target levels of earnings before interest and taxes as defined (“EIBT”) are less than specified levels. The 3,000,000 shares that are held in escrow are not treated as outstanding since the condition which would result in the delivery of the shares from escrow has not occurred. The target level was met for 2007. The target number, which is expressed in RMB, for 2008, is RMB¥2.3045 ($0.338) per share. The dollar equivalent is based on the exchange rate in effect on September 30, 2008, which was RMB¥6.8183 to $1.00.

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

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

14. Retained Earnings

As of September 30, 2008 and December 31, 2007, the retained earnings were $7,021,371 and $7,753,585, respectively. The decrease of $732,214 was due to: (1) net income $2,836,818 realized during the nine months ended September 30, 2008; (2) allocation of retained earnings of $3,569,032 (RMB 25 million) to increase registered capital of Fuda Yiyang in April 2008, which resulted in the increase of Fuda Yiyang’s registered capital from $603,321 (RMB 5 million) to $4,172,353 (RMB 30 million).

15. Earnings per Share

Basic earnings per share (EPS) are calculated based on the weighted average shares outstanding during the period. Diluted earnings per share include the dilutive effect of warrants and convertible preferred stock. There were warrants to purchase 6,251,818 and 6,151,818 common shares that were outstanding during the three and nine months ended September 30, 2008 which had an exercise price which is greater than the average market price, respectively. These warrants were not included in the calculation of diluted earnings per share. There were no dilutive securities for the same period of 2007.

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS:
Net income	$811,962	$1,603,264	$2,836,818	$3,263,510
Weighted average shares outstanding	10,752,523	10,564,647	10,734,533	10,564,647
Basic EPS	$0.08	$0.15	$0.26	$0.31

Diluted EPS:
Net income	$811,962	$1,603,264	$2,836,818	$3,263,510

Weighted average number of common shares outstanding	10,752,523	10,564,647	10,734,533	10,564,647
Dilutive warrants	-	-	6,433	-
Dilutive convertible preferred stock	3,090,909	-	3,090,909	-
Dilutive weighted average shares	13,843,432	10,564,647	13,831,875	10,564,647
Diluted EPS	$0.06	$0.15	$0.21	$0.31

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

16. Concentration of Suppliers and Customers

Two largest suppliers accounted for 55.7% and 32.5% of the Company’s raw material purchases for the three months ended September 30, 2008. The largest suppliers accounted for 84.4% for the comparable period of 2007. No other supplier accounted for more than 10% of our purchases for either period. KunPeng was the largest supplier for the three months ended September 30, 2008 and 2007. Ms. Wu Yiting, the Company’s Chief Executive Officer, is the 80% stockholder and chief executive officer of KunPeng. (See Note 12).

Two suppliers accounted for 56.2% and 16.7% of the Company’s raw material purchases for the nine months ended September 30, 2008, of which KunPeng was the largest supplier. Two suppliers accounted for 54.6% and 37.6% for the comparable period of 2007, with KunPeng being the largest one. No other supplier accounted for more than 10% of our purchases for either period.

The following table sets forth information as to sales to each customer that accounted for 10% or more of the Company’s sales in the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
	Amount ($)%			Amount ($)%			Amount ($)%			Amount ($)%
Super Way General Trading L.L.C	5,287,303		51.8%		*		16,791,842		58.5%		*
Isabella Hardware Trading L.L.C	1,710,349		16.7%	4,876,570		69.5%	7,902,202		27.5%	12,894,862		72.0%
Automax Enterprises Co., Ltd.	1,650,089		16.2%		*						*
Venus Building Materials Trading L.L.C.	1,566,370		15.3%		*			*			*
Al Jaber Building Material Trading L.L.C		*		1,307,501		18.6%		*		3,738,890		20.9%

* less than 10%

17. Segment Reporting

The Company operates in one segment - producing and distributing brass faucets and related spouts and fittings, no business segment information is presented. The following table sets forth information concerning the Company’s net sales classified by the major geographic areas in which it sold its products:

FUDA FAUCET WORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2008		2007
	Amount (US dollars)	Percentage	Amount (US dollars)	Percentage
United Arab Emirates	$8,647,742	84.7%	$6,184,071	88.1%
Russia	1,566,370	15.3%	617,629	8.8%
Other	-	0.0%	216,977	3.1%
Total	$10,214,112	100.0%	$7,018,677	100.0%

	Nine Months Ended September 30,
	2008		2007
	Amount (US dollars)	Percentage	Amount (US dollars)	Percentage
United Arab Emirates	$25,853,739	90.0%	$16,847,296	94.0%
Russia	2,864,812	10.0%	678,493	3.8%
Other	-	0.0%	392,119	2.2%
Total	$28,718,551	100.0%	$17,917,908	100.0%

The Company’s products fall within three categories - kitchen and bar faucets, bathroom faucets and bathroom accessories. The following table sets forth our sales in each product category for the three months ended September 30, 2008 and 2007.

	(US dollars)
	Three Months Ended September 30,
	2008	2007
Kitchen and bar faucets	$4,555,663	$2,779,683
Bathroom faucets	3,108,700	3,927,680
Bathroom accessories	2,547,741	311,314
Total	$10,214,112	$7,018,677

	(US dollars)
	Nine Months Ended September 30,
	2008	2007
Kitchen and bar faucets	$11,169,910	$7,643,625
Bathroom faucets	14,902,000	9,683,627
Bathroom accessories	2,644,633	590,656
Total	$28,718,551	$17,917,908

18. Commitments and Contingencies

The Company is a party to a one year lease dated March 2, 2008, for an office in Dubai at a monthly rent $1,467. Rent expense under operating leases was $13,203 for the nine months ended September 30, 2008 and2007 and $4,401 for the three months ended September 30, 2008 and 2007.

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

We develop, manufacture, distribute and market high-quality brass faucets and related spouts and fittings. We produce all our products in China and export most of them to international markets, including Middle East, primarily United Arab Emirates, and Russia. In the first three quarter of 2008, we had no sales in China, and 90% of our sales were made to distributors in the United Arab Emirates and 10% of sales to distributors in Russia. We do not have long-term contracts with any of our customers.

Our principal raw material is copper, a significant portion of which we purchase from KunPeng, a related party. The price of copper is subject to significant fluctuations. During the past year the price had been subject to significant increases, however, commencing in August 2008, the price has been decreasing swiftly. The price of copper affects our gross margins, since it affects both the cost of our principal raw material and the price that customers are willing to pay for the finished product. In times of increasing prices, we need to try to fix the price at which we purchase copper in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased copper at a price which is high in terms of the price at which we can sell our product.

We sell our products to a small number of customers, each of which is a distributor of our products. Different customers may account for significant revenue in each period. As a result, the loss of any customer could have a material adverse effect upon our business if we are not able to replace that customer. The following table sets forth information as to each customer that accounted for 10% or more of our revenue for the three and nine three month periods ended September 30, 2008 and 2007 (dollars in thousands).

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
	Amount ($)%			Amount ($)%			Amount ($)%			Amount ($)%
Super Way General Trading L.L.C	5,287,303		51.8%		*		16,791,842		58.5%		*
Isabella Hardware Trading L.L.C	1,710,349		16.7%	4,876,570		69.5%	7,902,202		27.5%	12,894,862		72.0%
Automax Enterprises Co., Ltd.	1,650,089		16.2%		*			*			*
Venus Building Materials Trading L.L.C.	1,566,370		15.3%		*			*			*
Al Jaber Building Material Trading L.L.C		*		1,307,501		18.6%		*		3,738,890		20.9%

* less than 10%

At September 30, 2008, we had accounts receivable of $10.13 million, representing accounts receivables from four customers, all of which were less than 90 days old. These four customers accounted for 52.0%, 16.9%, 16.3% and 14.8% of our accounts receivable. Despite the age of the receivables, we believe that these receivables are fully collectible. The largest receivables are from our Super Way General Trading and Isabella Hardware Trading, respectively.

Our growth is dependent on expanding the production capacity, upgrading the products, improving quality and expanding our marketing effort to develop a larger customer base. In the second quarter 2008, we completed the construction of a new factory, which was put into operation in April 2008. As a result of this expansion, our production capacity increased to 3.5 million sets, as compared to 1.2 million sets at the end of 2007. In addition, the upgrade and improvement of our original facilities has also finished in the third quarter of 2008.

Since our products are generally sold to companies in the construction and home improvement segments, any downturn in the housing and renovation market in those areas where we sell out products could have a material adverse effect upon our business. During the nine months ended September 30, 2008, our sales were made primarily to distributors in Dubai, United Arab Emerates, and, to a lesser extent, in Russia.

Our operations have been financed largely with short-term bank loans, which typically have a two or three-month term and have generally been rolled over at the end of the term. Although in the past these notes have been rolled over at the then current interest rate, we cannot assure you that the banks will continue to lend us money.

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

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China are subject to a VAT tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the relating revenues were recognized by the invoiced value offsetting 17% output VAT. However, our sales outside of China are eligible for VAT exemption, credit and refund policy, and the relating revenues were equal to the invoiced value. The applicable refund rate from January 1, 2006 to June 30, 2007 was 13% and since July 1, 2007, it has been 9%. However the refund rate for valve, one category of our products, was increased to 13% since July 1, 2008. The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited.

Variable Interest Entity– Our condensed consolidated financial statements include the financial statements of our wholly owned subsidiaries, Moral Star BVI and Moral Star China, as well as Fuda Yiyang, which is a variable interest entity whose financial statements are consolidated with ours pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risks of, and enjoy the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities.

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

Accounts Receivable– We perform ongoing credit evaluations of our customers and intend to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to our credit policy, we generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.

We may require our customers to make a partial payment when placing an order, based on our credit evaluation. We generally require payment within three months. We maintain a policy that all sales are final and we do not allow returns. No return occurred in the three and nine months ended September 30, 2008 and 2007. Based on industry practice and the credit history of customers, we believe the accounts receivable shown on its balance sheets are fully collectable.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average, method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. We believe that there was no obsolete inventory as of September 30, 2008 and December 31, 2007.

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

Impairment of Long-lived Assets - Our long-lived assets consist of property, including land use rights, buildings and equipment. As of September 30, 2008 and December 31, 2007, the net value of property and equipment was $14,446,883 and $4,615,035, respectively, which represented approximately 43.8% and 22.2% of our total assets.

Since December 2004, property and equipment, including land use rights, workshop buildings and equipment that are carried as $374,825 were unused. Since the value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment have been transported and reinstalled into the Company’s new workshop buildings, which is now in the process of trial run. A provision for impairment of certain idle assets in the amount of $177,478 was made previously when they became idle.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Results of Operations

Three Months ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended September 30, 2008 and 2007, in thousand U.S. dollars and as a percentage of net sales.

	Three Months Ended September 30,
	2008		2007
Item		Percentage		Percentage
	Thousands of	of	Thousands of	of
	US dollars	Net sales	US dollars	Net sales

Net sales	10,214	100.0%	7,019	100.0%
Cost of sales (exclusive of items shown separately below):
Non-related parties	5,880	57.6%	1,017	14.5%
Related parties	2,640	25.8%	4,576	65.2%
	8,520	83.4%	5,593	79.7%
Gross margin	1,694	16.6%	1,426	20.3%

Operating expenses:
Selling expenses	93	0.9%	54	0.8%
General and administrative	429	4.2%	146	2.1%
Officers’ compensation	32	0.3%	6	0.1%
Depreciation and amortization	36	0.4%	18	0.3%
Consulting and professional fees	98	1.0%	111	1.6%
Total operating expenses	688	6.7%	335	4.8%
Income from transfer of patent - net	-		576	8.2%
Operating income	1,006	9.8%	1,667	23.7%

Other income (expenses):
Other income	122	1.2%	32	0.5%
Interest expense	(298)	(2.9)%	(96)	(1.4)%
Foreign currency transactions loss	(17)	(0.2)%	-	0.0%
	(193)	(1.9)%	(64)	(0.9)%
Net income	813	8.0%	1,603	22.8%
Other comprehensive income:
Foreign currency translation adjustment	89	0.9%	120	1.7%
Comprehensive income	902	8.8%	1,723	24.5%

Net Sales
Net sales were $10,214,112 and $7,018,677 for the three months ended September 30,2008 and 2007, respectively, representing an increase $3,195,435, or 45.5%. The increase is mainly due to the success of our marketing efforts in United Arab Emirates and Russia, where substantially all of our products are sold.

Cost of Sales; Gross Margin
Cost of sales was $8,519,446 (of which $2,639,658 represented raw materials purchased from KunPeng, a related party) and $5,592,999 (of which $4,575,883 represented raw materials purchased from KunPeng ) for the three months ended September 30, 2008 and 2007, respectively. The increase of $2,926,447, or 52.3%, was primarily due to the rapid increase of sales. Cost of sales is the cost of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. We treat delivery expenses as a selling expense rather than as an element of cost of sales.

As a result, our gross profit was $1,694,666 for third quarter of 2008, representing gross margin of 16.6%, compared with $1,425,678 for the same period of 2007, representing a gross margin of 20.3%. The decline in the gross margin reflected the increased depreciation included in cost of sales with the completion of the new factory and betterment of the original manufacturing facilities, and the increased percentage of copper used in some products pursuant to customer requirements.

Selling Expenses
During the third quarter of 2008, selling expenses were $93,120, an increase of $39,084, or 72.3%, from $54,036 for the same period of 2007, resulting from the increase in sales. Selling expenses include delivery expense, advertising and salaries.

General and administrative
General and administrative expenses were $429,265 and $145,538 for the three months ended September 30, 2008 and 2007, an increase of $283,727 or 195.0%. General and administrative expenses include salaries, insurance premium, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs. The significant increase is mainly resulted from the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of salaries, insurance, car expenses, business entertainment, travel, office expenses.

Officers’ compensation
Officers’ compensation, which includes compensation to our independent directors, was $31,588 and $5,962 for three months ended September 30, 2008 and 2007, respectively, an increase $25,626 or 429.8%. The increase was mainly resulted from the compensation for four independent directors who were elected at the end of April 2008. During the third quarter of 2008, their compensation was $16,667 in total, including monthly fees and amortization of the value of the common stock issued to them over a one-year term.

Depreciation and amortization
Depreciation and amortization, excluding depreciation included in cost of sales, increased $17,917 or 97.3% from $18,417 of third quarter of 2007 to $36,334 of comparable period of 2008. The increase in depreciation and amortization is mainly due to additional office equipment and automobiles purchased in 2008.

Consulting and professional fees
During the three months ended September 30, 2008, the Company incurred $98,207 consulting and professional fees, representing $12,733 or 11.5% decrease from $110,940 for the comparable period of 2007. The decrease in consulting and professional fees was mainly due to high consulting and professional fees in connection with reverse merger and financing in 2007.

Income from Transfer of Patent
During the third quarter of 2007, we transferred two patents to a non-affiliated company for $621,451. The costs relating to the development of these patents had been expensed as incurred and not capitalized. As a result, the basis of these patents was zero. We recognized income of $576,493, representing the purchase price less related taxes and expenses.

Net Interest Expense
Net interest expense, offsetting minor interest income, was $298,446 and $96,220 for the third quarter of 2008 and 2007, respectively, representing a $202,226, or 210.2% increase, as a result of both the rapid increase of short-term bank loans to finance our growth and increases in the interest rate.

Net Foreign Currency Transactions Loss
Net foreign currency loss during third quarter of 2008 was $17,286. We did not incur any foreign significant exchange loss during the third quarter of 2007. The foreign exchange loss in 2008 reflected a foreign exchange loss on accounts receivable from the customers out of China, offsetting minor foreign exchange gain, which generated from loans of United States dollars

Net Income
Principally as a result of the lower gross margin, the increase in operating expenses and interest expense and the non-recurring income from the transfer of patents in the third quarter of 2007, our net income for the third quarter of 2008 was $811,962, or $0.08 per share (basic) and $0.06 per share (diluted), compared with and $1,603,264, or $0.15 per share (basic and diluted), representing a decrease of $791,302, or 49.4%.

Nine Months ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the nine months ended September 30, 2008 and 2007, in dollars and as a percentage of net sales (dollars in thousands).

	Nine Months Ended September 30,
	2008		2007
		Percentage		Percentage
Item	Thousands of	of	Thousands of	of
	US dollars	Net sales	US dollars	Net sales

Net sales	28,719	100.0%	17,918	100.0%
Cost of sales (exclusive of items shown separately below):
Non-related parties	12,369	43.1%	4,596	25.7%
Related parties	10,946	38.1%	9,771	54.5%
	23,315	81.2%	14,367	80.2%
Gross margin	5,404	18.8%	3,551	19.8%

Operating expenses:
Selling expenses	334	1.2%	183	1.0%
General and administrative	975	3.4%	301	1.7%
Officers’ compensation	61	0.2%	18	0.1%
Depreciation and amortization	87	0.3%	25	0.1%
Consulting and professional fees	268	0.9%	111	0.6%
Total operating expenses	1,725	6.0%	638	3.6%
Income from transfer of patent – net	-	0.0%	576	3.2%
Operating income	3,679	12.8%	3,489	19.5%

Other income (expenses):
Other income	136	0.5%	38	0.2%
Interest expense	(594)	(2.1)%	(266)	(1.5)%
Foreign currency transactions loss	(384)	(1.3)%	-	0.0%
	(842)	(2.9)%	(228)	(1.3)%
Net income	2,837	9.9%	3,261	18.2%
Other comprehensive income:
Foreign currency translation adjustment	975	3.4%	297	1.7%
Comprehensive income	3,812	13.3%	3,558	19.9%

Net Sales
Net sales were $28,718,551 and $17,917,908 for the nine months ended September 30,2008 and 2007, respectively, representing an increase $10,800,643, or 60.3%. The increase is mainly due to the success of our marketing efforts in United Arab Emirates and Russia, where substantially all of our products are sold.

Cost of Sales; Gross Margin
Cost of sales was $23,315,179 (of which $10,946,246 represented raw materials purchased from KunPeng, a related party) and $14,366,466 (of which $9,770,632 represented raw materials purchased from KunPeng ) for the nine months ended September 30, 2008 and 2007, respectively. The increase of $8,948,713, or 62.3%, was primarily due to the rapid increase of sales. Cost of sales is the costs of finished goods sold, including raw materials, labor costs and manufacturing overhead. Manufacturing overhead covers the depreciation of production facilities. We treat delivery expenses as a selling expense rather than as an element of cost of sales.

As a result, our gross margin was $5,403,372 for the nine months ended September 30, 2008, representing gross profit margin of 18.8%, compared with $3,551,442 for the same period of 2007, representing a gross margin of 19.8%. The decline in the gross margin reflected the increased depreciation included in cost of sales with the completion of the new factory and betterment of the original manufacturing facilities, and the increased percentage of copper used in some products in pursuant to customer requirements.

Selling Expenses
During the nine months ended September 30, 2008, selling expenses were $333,553, an increase of $150,833, or 82.5%, from $182,720 for the same period of 2007. Selling expenses include delivery expense, advertising and salaries. This marked increase is mainly attributable to significantly increase of delivery expenses (from $132,339 to $308,551) resulting from both the growth in sales volume and the increased shipping rate and sales salaries (from $9,306 to $41,958). Our advertising expenses decreased from $36,982 to $7,966.

General and administrative
General and administrative expenses were $975,230 and $300,974 for the nine months ended September 30, 2008 and 2007, an increase of $674,256 or 224.0%. General and administrative expenses include salaries, insurance premium, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs. The significant increase is mainly resulted from the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of salaries, insurance, car expenses, business entertainment, travel, office expenses.

Officers’ compensation
Officers’ compensation, which includes compensation to our independent directors, was $61,154 and $17,609 for the nine months ended September of 2008 and 2007, respectively, with an increase $43,545 or 247.3%. The increase was mainly resulted from the compensation for four independent directors who were elected at the end of April. During the nine months ended September 30, 2008, their compensation was $41,667 in total, including monthly fees and amortization of the value of common stock to be issued to them over a one-year term.

Depreciation and amortization
Depreciation and amortization, excluding depreciation included in cost of sales, increased $61,889 or 250.7% from $24,689 during the nine months ended September 30, 2008 of 2007 to $86,578 of comparable period of 2008. The increase in depreciation and amortization is mainly due to additional office equipment and automobiles purchased in 2008.

Consulting and professional fees
During the nine months ended September 30, 2007, the Company incurred consulting and professional fees of $110,940. During the comparable period of 2008, the Company incurred $268,053 consulting and professional fees. The increase was mainly due to operation as a public company in 2008, such as consulting fees relating to registration statements , road shows and etc.

Income from Transfer of Patent
During the third quarter of 2007, we transferred two patents to a non-affiliated company for $621,451. The costs relating to the development of these patents had been expensed as incurred and not capitalized. As a result, the basis of these patents was zero. We recognized income of $576,493, representing the purchase price less related taxes and expenses.

Net Interest Expense
Net interest expense, offsetting minor interest income, was $593,631 and $265,540 for the nine months of 2008 and 2007, respectively, representing a $328,091, or 123.6%, increase, as a result of the both rapid increase of short-term bank loans and interest rate.

Foreign Currency Transaction Loss
Net foreign Currency Transaction loss during the nine months ended September 30, 2008 was $384,316. We did not incur any foreign exchange loss during the same period of 2007. The foreign exchange loss in 2008 reflected a foreign exchange loss on accounts receivable from the customers out of China, offsetting minor foreign exchange gain, which generated from loans of United States dollars.

Net Income
As a result of the factors described above, our net income for the nine months ended September 30, 2008 was $2,836,818, or $0.26 per share (basic) and $0.21 per share (diluted) compared with $3,263,510, or $0.31 per share (basic and diluted), representing a decrease of $426,692, or 13.1%.

Liquidity and Capital Resources

At September 30, 2008, we had working capital of $2,062,700, reflecting a current ratio of 1.1:1 and quick ratio of 0.7:1, compared to working capital of $7,988,451, reflecting a current ratio 2.0:1 and quick ratio of 1.0:1 as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, we had cash of $1,083,201 and $169,319, respectively.

During nine months end September 30, 2008, our operations provided cash of $1,629,113 as compared with cash generated by operating activities of $229,573 for the same period of 2007. The improvement of our cash position in operating activities was attributable to the increase of sales and better collection of accounts receivable.

During the nine months ended September 30, 2008, accounts receivable increased from $487,471(excluding receivables from a related party $6,996,332) to $10,130,214, representing receivables from four customers which were less than 90 days old. At December 31, 2007, most of our receivables ($6,996,322) were from a related party and are shown on the December 31, 2007 balance sheet as “due from related party - trade.” This amount was paid in full and there was no comparable receivable at September 30, 2008.

During the nine months end September 30, 2008, we utilized $9,872,620 to purchase fixed assets, principally buildings, equipments and land use right, as compared to $1,734,721 for the same period during 2007.

During nine months ended September 30, 2008, our financing activities provided $8,231,725 as compared with net cash inflow of $1,060,910 for the same period of 2007. We received $29,640,778 from short-term loans from several banks, which was partly offset by repayment of $21,051,283 to the banks. Loan proceeds from Ms. Wu Yiting, a related party were $2,913,131, which was offset by repayment to Ms. Wu of $3,324,901 in nine months ended September 30, 2008. We also received $54,000 from the exercise of warrants. In the same period of 2007, we made short-term loans from banks of $8,827,891 with repayment of $7,643,654; advances $2,891,491 from Ms. Wu with repayment of $3,014,818 and loans $690,828 from employees, which was fully repaid. All of our bank loans are short-term loans, which are typically due in two to three months. The loans are made to Fuda Yiyang.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce all our products in China and export most of them to international markets. The export price is dominated in United States dollars. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and United States dollar. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the quarter ended September 30, 2008, the foreign exchange losses were approximately $17,286 and the foreign currency translation adjustments to our comprehensive income were $88,677 primarily as a result of the appreciation of the RMB against the United States dollar.

ITEM 4. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 4, 2007, the holders of more than a majority of our outstanding common stock approved our restated certificate of incorporation and we filed a preliminary Schedule 14C regarding this issue with SEC on February 19, 2008 and then a definitive Schedule 14C on July 11, 2008. The restated certificate of incorporation became effective on July 31, 2008.

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

Fuda Faucet Works, Inc.
(Registrant)

November 14, 2008	/s/ Wu Yiting
Wu Yiting, Chief Executive Officer

November 14, 2008	/s/ Wu Yaxu
Wu Yaxu, Chief Financial Officer