Form 10-K
period 2008-12-31
Fuda Faucet Works, Inc.
filed 2009-04-15
CIK 61500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
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

Securities registered pursuant to section 12 (g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. □Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act from their obligations under those Sections. □Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  □No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.□

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2008 was approximately $886,000.

The number of shares of registrant’s common stock outstanding as of March 23, 2009 was 10,765,966.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.	BUSINESS.

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

About Us

We are a Delaware corporation, incorporated in 1969 under the name Magnum Communications Corp. We subsequently changed our name to Vacation Ownership Marketing, Inc. As of May 10, 2004, we changed our corporate name to Capital Solutions I, Inc. On January 3, 2008, we changed our corporate name to Fuda Faucet Works, Inc.

Our executive office is located at Ge Jia Ba, Hua Ting, Yiyang, Jiangxi, PRC 334400.  Our telephone number is 86 793-5887178.  Our website is www.jxfuda.com.  Information on our website and any other website is not a part of this annual report.

Stock Distribution

On January 3, 2008, we effected a 3.2-for-one stock distribution of our common stock pursuant to which each share of common stock was converted into 3.2 shares of common stock.  All references to shares and per share information in this annual report give effect to the stock distribution.

Currency References

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

Reverse Acquisition

On December 3, 2007, we (then known as Capital Solutions I, Inc.) consummated a share exchange agreement with Jibrin Issa Jibrin Al Jibrin, trustee (the “Trustee”) of the Wu Yiting Stock Trust (the “Trust”), which was the sole stockholder of Moral Star Development Limited, a British Virgin Islands company (“Moral Star BVI”).  As a result of the share exchange the trust became our controlling stockholder, Moral Star BVI became our wholly-owned subsidiary, and the business of Moral Star BVI and its affiliated companies became our business.  The sole beneficiary of the Trust is Wu Yiting, who, as a result of the exchange, became our chief executive officer.

The share exchange is treated as a reverse acquisition.  For accounting purposes, Moral Star BVI is treated as the acquiring company and our financial statements for periods prior to the transaction reflect the historical operations of Moral Star BVI and its affiliated companies.

Contractual Arrangements

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

(i) Management Agreement. Pursuant to the management agreement, Moral Star China manages and operates Fuda Yiyang’s business.  In implementing this agreement, Moral Star China manages the operations of Fuda Yiyang, including, but not limited to, nominating and replacing members of Fuda Yiyang’s board, determining compensation and controlling management and day-to-day operation.  All revenue (total profit (if any) after deduction of necessary expenses) generated by Fuda Yiyang shall be paid to Moral Star China and Moral Star China is responsible for paying Fuda Yiyang’s obligations incurred in connection with its business.  In addition, Moral Star China manages and controls all of Fuda Yiyang’s funds.

(ii) Related Transactions Agreement. Under the related transactions agreement among Fuda Yiyang, Moral Star China, and Yiyang Kunpeng Worn Metal Recycling Co., Ltd. (“Kunpeng”), a company also owned by Wu Yiting, Kunpeng agreed to supply Fuda Yiyang and Moral Star China on an exclusive basis with recycled copper at its original cost, which will be not greater than the local market price.  When the price of worn copper fluctuates in the local market by 20%, Kunpeng must notify Fuda Yiyang and Moral Star China.  This agreement does not prohibit Fuda Yiyang or Moral Star China from obtaining recycled copper from other sources.  Kunpeng is presently our largest supplier of raw materials.  The agreement is a long-term agreement with no set expiration date.

(iii) Purchase Agreement. Pursuant to the purchase agreement, Moral Star China has a right to purchase the entire business of Fuda Yiyang.  Moral Star China controls all of the operations of Fuda Yiyang and under the purchase agreement, agrees to purchase Fuda Yiyang’s equipment and patents and leases Fuda Yiyang’s manufacturing plants, land and remaining equipment.  The purchase agreement is designed so that Moral Star China can conduct its business in China.  In December 2007, Moral Star China purchased equipment from Fuda Yiyang in the amount of $368,615.

(iv) Stockholders’ Voting Proxy Agreement. Pursuant to the proxy agreement, Wu Yiting, sole owner of Fuda Yiyang, agreed to irrevocably grant a person to be designated by Moral Star China with the right to exercise the stockholder voting rights among other rights, including the attendance at and the voting of the Fuda Yiyang shares at stockholder meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the rights to sell or transfer all or any of her equity interests of Fuda Yiyang, and appoint and vote for the directors and chairman as the authorized representative of the stockholders of Fuda Yiyang.

(v) Shares Pledge Agreement. Under the pledge agreement, Wu Yiting pledged all of her equity interests in Fuda Yiyang to Moral Star China to guarantee Fuda Yiyang’s performance of its obligations under all related agreements by and between Moral Star China and Fuda Yiyang.  Neither Wu Yiting nor Fuda Yiyang may transfer any of the pledged shares without the permission of Moral Star China.

(vi) Exclusive Option Agreement. Under the option agreement between the Wu Yiting and Moral Star China, Wu Yiting irrevocably granted Moral Star China or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Fuda Yiyang, or to purchase the real estate and land used currently owned by Fuda Yiyang, at a price agreed upon by all parties.  This agreement may not be terminated without the unanimous consent of all the parties, except that Moral Star China may, by giving thirty (30) days prior notice to the parties, may terminate this agreement.

(vii) Patent Transfer Agreement. Under the patent transfer agreement, Fuda Yiyang will transfer its patent certificate of utility model named Bending Water Pipe, designed by Yu Zeshi, patent number ZL 99 2 59230.5, certificate number 427197 to Moral Star China. Moral Star China is to pay an assignment fee for the patent of RMB 10,000 (US$ 1,392). If Fuda Yiyang does not transfer the patent without reason, Fuda Yiyang is to pay a penalty fee to Moral Star China.  If Fuda Yiyang delays the transfer for more than two (2) months, Moral Star China has the right to terminate this agreement and request a return of the assignment fee.  We are now in the process of application of transfer.

(viii) Trademark Transfer Agreement. Under the trademark transfer agreement, Fuda Yiyang transferred its trademark, “FURDHER” to Moral Star China for RMB 10,000 (US$ 1,392).  The registration is valid until January 1, 2015 in China. The trademark is registered with Serial No. 11, which includes bathroom equipment, flushing device and washing equipment.

Corporate Structure Chart

The following chart summarizes our organizational and ownership structure.

Recent Event

On February 3, 2009, we entered into an amendment to the agreement relating to our December 2007 private placement.  Pursuant to the amendment,

(1)	Each of the investors agreed to exchange all then outstanding warrants issued to the investors pursuant to the Purchase Agreement for a total of 1,350,000 shares of series A preferred stock.

(2)	The date by which we are to apply to list its common stock on the Nasdaq Global Market, Nasdaq Capital Market or the New York or American Stock Exchange is deferred from June 3, 2009 to June 3, 2010.

(3)	The requirement that we deliver up to 3,000,000 shares of series A preferred stock to the investors based on our EBIT per share for the years ended December 31, 2007 and 2008 is deleted.

(4)
We are not required to update the current registration statement, which relates to shares of common stock issuable upon exercise of warrants and the date on which we are required to have a subsequent registration statement declared effective was postponed to June 3, 2010.

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

The market for faucet and related products is largely dependent upon the market for real estate.  Although there is not a direct correlation between the real estate market and the market for bathroom fixtures, any slowdown affecting new residential construction would have an effect on the market for products, such as bathroom faucets and related products, that are used in new construction.  Due to continuing global economic downturn, which has significantly impaired the real estate market, our export sales declined $2.3 million, or 12%, to $16.2 million for the second half of 2008, compared to the first half of 2008.  At the same time, our bad debt expense increased significantly.  From August to December 2008, we incurred a bad debt expense of approximately $4.2 million.

We completed the construction of a new factory in April 2008 and we completed improvements on our original facilities in September 2008. Thus our production capacity increased to 3.5 million sets. The total investment was approximately $12 million.

Product Lines and Manufacturing Process

Our products include kitchen and bar faucets, bathroom faucets and bathroom accessories.  The following table set forth information as to the sales of these products for 2008, 2007 and 2006 (dollars in thousands):

	Years ended December 31,
	2008		2007		2006
Category	Amount	%	Amount	%	Amount	%
Kitchen and bar faucets	$11,745	33.8%	$15,969	62.4%	$7,118	61.8%
Bathroom faucets	16,941	48.8%	8,914	34.8%	3,532	30.7%
Bathroom accessories	6,053	17.4%	705	2.8%	860	7.5%
Total	$34,739	100.0%	$25,588	100.0%	$11,510	100.0%

The basic process of our products consists of molding and forming the main body of the faucet, applying a finish, and then assembling the various components, followed by inspection and packaging.

Forging is the process of shaping metals by deforming them in some way.  In hot forging, heated metal is forced into a shape similar to the faucet body.  In molding and forming our faucets, we use hot forging to create the shape of the faucet.  We believe that forging is a more efficient process than machining since it can produce a near-net shape in about three seconds with little waste.  As a result, only minor mechanical machining is required for us to produce the exact dimensions needed.  After the machining process is completed, the faucet body is polished in an eight step process.

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

Market and Competition

Overview of Faucet Production Industry

Kitchen and bar faucets, bathroom faucets and accessories are elements of the building and construction industry.  Key factors that affect the market for these products include:

•	Rising or falling income of the people and businesses;

•	Growing awareness among the people regarding the decorative aspects of faucet;

•	Increasing urbanization, which is resulting in growing demand for high level faucets;

•	Rising or falling investment in the real estate industry.

With the increasing world population, the demand for more houses and hence faucet products has been growing.  Rapid urbanization and growth of number of residential facilities are also deriving the demand.  Rising personal incomes and increasing purchasing power parity have contributed to the growth of this industry.  However, the current worldwide economic downturn, particularly as it relates to real estate, has had a significant effect in the market for bathroom fixtures.  Our sales decreased 12%, to $16.2 million, in the second half of 2008, compared to $18.5 million in the first half of 2008, and we incurred a $4.2 million bad debt charge in the fourth quarter of 2008 as a result of financial difficulties faced by our customers.  Although we believe that there will continue to be a need for bathroom fixtures, we cannot predict if, or when, the market downturn will reverse itself.

According to data on the website www.hardwaremarketplace.com, faucet production industry had a market size of over $15 billion in 2006 and the market had been growing at around 4% by volume.  Third world countries, especially India and China, had been emerging as major markets for bathroom hardware and fittings.  However, as a result of the worldwide economic downturn, this trend turned in the middle of 2008, and the market for real estate related products, including faucets, has declined.

Sales and Marketing

We are based in China, but we conduct business in the Middle East and Russia. Through distributors and wholesalers in Dubai, United Arab Emirates, our products are resold into different countries in Middle East, Europe and Africa.  In 2007 and 2006, we also sold products directly to distributors in Spain, Turkey, Israel and the China domestic market.

As of December 31, 2008, we had three sales offices outside of China, located in Dubai, Moscow and Nigeria.

The following table describes net sales in the major geographic areas (dollars in thousands) in 2008, 2007 and 2006:

	Years ended December 31,
	2008		2007		2006
Country	Amount	%	Amount	%	Amount	%
United Arab Emirates	$31,882	91.8%	$22,522	88.0%	$7,006	60.9%
Russia	2,857	8.2%	1,610	6.3%	-	-
Spain	-	-	457	1.8%	907	7.9%
China	-	-	406	1.6%	1,895	16.5%
Turkey	-	-	155	0.6%	980	8.5%
Israel	-	-	-	-	348	3.0%
Other	-	-	438	1.7%	374	3.2%
Total	$34,739	100.0%	$25,588	100.0%	$11,510	100.0%

Raw Materials and Suppliers

The faucet body is usually made of brass, which is an alloy of copper and zinc.  The average proportion of copper and zinc is 70:30 and the specific proportions of each kind of product can be varied to create a range of brasses with varying properties.  Brass is the most widely used material for faucets due to its resistance to soft-water corrosion and hard-water calcification.

In 2008, our three largest suppliers of copper and zinc were Kunpeng, Shangrao JinBin Industrial Co., Ltd.(“JinBin”) and Yiyang Shunda Worn Metal Recycling Co., Ltd. (“Shunda”), which accounted for 49.2%, 26.2 and 9.3%, respectively.

In 2007, our largest two suppliers of copper and zinc were Kunpeng and Yiyang Tengfei Electric Ware Co., Ltd. (“Tengfei”), accounted for 70.5% and 26.9%, respectively.

In 2006, our largest two suppliers of copper and zinc were Kunpeng and Yiyang Tengfei Electric Ware Co., Ltd. (“Tengfei”), accounted for 56.4% and 38.5%, respectively.

No other supplier accounted for more than 5% of our purchases for each year.  Kunpeng was our largest supplier for 2008, 2007 and 2006.  We purchased raw materials from Kunpeng for $10,240,000 in 2008, $16,491,000 in 2007 and $6,586,000 in 2006.  Wu Yiting, our chief executive officer and chairman, owns 80% of the equity and is chairperson of Kunpeng.

We manufacture the main part of the faucet, such as faucet body, and utilize the services and products of other manufacturers for the fittings and/or components to the faucet.  These products are readily available to us from a number of suppliers.  The following table sets forth our main fittings suppliers.

Supplier	Fittings
Wenzhou Haicheng Yongshi Valve Core Company	Valve core
Zhejiang Changhe Jinyi Plumbing Factory	Shower series
Zhejiang Aifeiling Plumbing Company	Pipes
Yutao Lufu Ciwa Valve Factory	Hose, valve core
Wenzhou Huamei Copper Tube Company	Hose
Zhejiang Changjiang Chaohong Plumbing Factory	Shower series

All the raw materials, fittings and components are available from a wide range of suppliers.  Our principal raw material is copper.  The production volume of copper in China was approximately 3,789,000 tons in 2008 (Source: “Statistical Bulletins of the National Economic and Social Developments for 2008” issued by National Bureau of Statistics of China on February 26, 2009), an increase of 10.1% as compared to 2007.  Jiangxi province, where Fuda Yiyang’s factory is located, is one of richest areas in copper resources in China.  In 2008, its production volume reached about 702,900 tons, according to the report “Situation of production of non-ferrous metal Industry in Jiangxi Province-2008” issued by Jiangxi Administrative Office of Non-Ferrous Metal Industry on January 23, 2009.  There are a number of copper processing factories in the area around the Fuda Yiyang factory and it is very easy for us to obtain scrap copper when needed.

Customers

A significant percentage of our business is generated from a small number of customers. The following table sets forth information as to sales to the only customers who accounted for 5% or more of our sales for 2008, 2007 and 2006 (dollars in thousands).

	Years Ended December 31,
	2008		2007				2006
	Amount	%	Amount			%	Amount			%
Super Way General Trading L.L.C.	$21,207	61.0%	$		*	*	$		*	*
Isabella Hardware Trading L.L.C.	8,710	25.1%		12,810		50.1%		2,843		24.7%
Venus Building Materials Trading L.L.C.	2,123	6.1%		*		*		*		*
Al Jibrin General Trading L.L.C.	*	*		7,021		27.4%		*		*
Al Jaber Building Material Trading L.L.C.	*	*		2,415		9.4%		*		*
Idemix Yapi Gerecleri San. Tic.AS	*	*		*		*		1,136		9.9%
Yiyang Jiayi I&E Company	*	*		*		*		937		8.1%

* less than 5%.

Al Jibrin General Trading L.L.C. was a related party to Fuda, which was the second largest customer in 2007.  It was owned by Mr. Jibrin Issa Jibrin Al Jibrin (“Mr. Jibrin”), who is trustee of the Wu Yiting Stock Trust, sales director since January 2008 and one of our directors since April 2008.  We did not sell any products to Al Jibrin General Trading L.L.C. in 2008 and 2006.

Employees

At December 31, 2008, we had 405 full time employees, 391at our headquarter and manufacture base in Yiyang, Jiangxi, China, 14 as sales staff in United Arab Emirates, Russia and Nigeria.  Our employees in China are represented by a union. We believe that our employee relations are good.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand.  The following table describes our intellectual property:

Type	Name	Issued by	Duration	Description
Trademark	“FURDHER” Registration No. 3512752	Trademark Bureau of the People’s Republic of China	Ten years, expiring on January 27, 2015 (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Company’s trademark registered on product Serial No. 11: Bathroom equipment, flushing device and washing equipment.
Patent	Bending Water Pipe Patent No. ZL 99 2 59230.5 Certificate No. 427197	Intellectual Property Bureau of the People’s Republic of China	Ten years, expiring on December 2009

Environmental Matters

Fuda Yiyang, which manufactures our products, is subject to Chinese and regional environmental laws and regulations.  Wastes generated from the metal plating operations generally include: spent solutions containing metals, rinse waters (wastewater) and sludges.  When present in sufficient concentration, nearly all of the wastes produced by metal-finishing operations are directly toxic to humans and when, if discharged or spilled, will have a negative impact on the environment.  Our plating facility and related water treatment system are built under rigorous government criteria.  Fuda Yiyang has passed environmental impact assessment by local environment authorities.  Our plating facility and related water treatment system are built under government criteria, and we received a manufacturing license from the government department of environmental protection.  We believe that we and Fuda Yiyang are in compliance in all material respects with all environmental protection laws and regulations.

ITEM 1A.	RISK FACTORS.

Because our sales are related to the real estate market, our sales have declined because of the worldwide economic downturn which affected the real estate industry.

Our sales are made to distributors who sell in the real estate industry.  Although our sales increased 35.8% from 2007 to 2008, the effects of the economic downturn began to affect our business in the second half of 2008, where our export sales declined 12% to $16.2 million for the second half of 2008, compared to the first half of 2008.  At the same time, our bad debt expense increased significantly.  From August to December 2008, we incurred bad debt expense of approximate $4.2 million.  As a result, we generated a loss $440,000 on sales of $34.7 million, as compared with a net income of $3.5 million on sales of $25.6 million for 2007.  As the downturn continues, we anticipate that our sales will continue to decline and we will continue to operate at a loss.  We do not anticipate that our business trends will be reversed until there is a significant improvement in the international real estate market.  We cannot determine if or when the downturn will reverse.

Significant fluctuation of copper price will adversely affect our sales, gross margin or collection of receivables.

Our principal raw material is copper; its price is subject to significant fluctuations.  During 2007, the price had been subject to significant increases, however, commencing in August 2008, the price has been decreasing swiftly. Although we set up a long-term raw material supply relationship with a related-party, Kunpeng, the price of raw material purchased from Kunpeng is based on the local market price, which is not fixed.  As a result, any increase in our suppliers’ costs, including Kunpeng’s costs, would be passed on to us.  Neither we nor Kunpeng has any long term supply contracts with any source of copper.  As a result, the prices at which we purchase raw materials are based on the market price at the time.

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

Any increase in the prices of raw materials, including copper, will affect the price at which we can sell our product and may further affect sales volume.  In case of decrease in the prices of raw materials, since we grant our customers a three-month credit term, some customers may demand discount of receivables, which could generate a bad debt expense.

Our expansion into Russia and Africa markets may have an adverse affect on our profitability.

We are beginning to expand our operations into Russia and Africa, which we consider significant potential markets for our products.  Although we anticipate that these new markets will generate additional revenue and earnings in the long term, it is possible that our start up expenses, combined with the economic downturn which is affecting these markets as well as the rest of the world, may have an initial adverse impact until our operations are fully developed.  We cannot assure you that we will be successful in entering these new markets or that we will generate any profits from these markets.

We must effectively manage the growth of our operations, or our company will suffer.

We are expanding our business by establishing offices in Dubai, Russia and Africa, and we plan to increase the range of services that we offer our customers.  Further, we may expand our operations through acquisitions.  Our ability to successfully develop our business requires an effective planning and management process, especially in view of the international nature of our business.  The planned development of our business will place a significant strain on our management and our resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

Failure to obtain short-term bank loans or extend such loans can hinder our business operations and profitability.

Our operations have been financed largely with short-term bank loans in the form of export invoice financing, which typically have a two or three-month term and have generally been rolled over at the end of the term.  The bank loans from one of those banks are secured by a mortgage on one of our parcels of land and ten workshop buildings.  At December 31, 2008, these bank loans totaled approximately $12.4 million, accounts payable due to material and service suppliers was $1.0 million.  Although in the past these notes have been rolled over at the then current interest rate, we cannot assure you that the banks will continue to lend us money.  The failure of the banks to continue to extend credit or to demand payment of a significant amount of our loans could impair our ability to operate profitably.

We may need to raise additional capital which may not be available on acceptable terms or at all

We will require additional capital to expand our marketing efforts, meet our growing working capital requirements and make acquisition to extend industrial chain.  Our net loss for 2008 combined with the downturn in the real estate market and the lack of credit availability generally will make it increasingly difficult for us to obtain any capital which we may require, and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital may reduce our ability to develop our business and may require us to scale down our operations and curtail or significantly reduce our expansion plans.  If we have to raise funds with high interest rates, our profitability would unavoidably decline.  Further, any additional equity financing may involve substantial dilution to our then existing stockholders.

If we raise additional capital, the value of your investment may decrease.

If we need to raise additional capital to implement or continue operations, we may issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and any equity securities that we issue may have rights, preferences or privileges senior to our common stockholders and may provide advantages that our common stockholders do not have.

We do not carry sufficient property or casualty insurance and as a result any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

The insurance industry in China is still at an early stage of development.  Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance.  With the exception of a property insurance covering ten workshops, which are held as collateral for bank loans, we do not have any other business liability insurance coverage for our operations.  Any business property loss, natural disaster or litigation might result in substantial costs and diversion of resources.

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

However, to the best of our knowledge, based on the terms of the Trust and the irrevocable proxy which the Trust issued to her, Wu Yiting may be deemed to control Moral Star BVI, which is an offshore special purpose company, under these policies. Wu Yiting shall apply for a registration of foreign exchange at Jiangxi Branch of SAFE.  If Wu Yiting fails to fulfill the registration of foreign exchange, Fuda Yiyang cannot transfer its payment of profit, dividend, liquidation, equity transference and capital reduction to Moral Star BVI since any such payment would be considered as exchange evasion.  As a Sino-foreign equity joint venture, Moral Star China’ s registration of foreign exchange has been approved by relating authorities; but Moral Star BVI’s application for registration of foreign exchange is still in the process of approval.  There is no assurance that we will be granted for this registration.  If we need to enforce the agreements with Fuda Yiyang, we must seek to enforce them in China. We cannot assure you that we will be able to enforce any of them or remedies will be available outside of China.

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

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy, and the recent worldwide economic downturn has affected China as well as the rest of the world.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us and the extent that any stimulus program implemented by the Chinese government affects the real estate industry or companies that manufacture products such as ours.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government.  The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business.  The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies including the allocation of resources under any stimulus package which may be adopted.

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

Fluctuation in currency exchange rate may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions.  Since 2005, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  Under this new policy, the exchange rate of Renminbi against U.S. dollar has fallen down about 12% to 6.8346 as of December 31, 2008, as compared to that at the beginning of 2007.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.  As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs.  In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations.  These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Our operations and assets in the China are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of the China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform.  In addition, a substantial portion of productive assets in China remains government-owned.  For instance, all lands are state owned and business entities or individuals are granted by government state-owned land use rights.  The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business.  The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies.  Uncertainties may arise with changing of governmental policies and measures.  In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, Russia and the United Arab Emirates.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	PROPERTY.

In China, there is no private ownership of land.  The government issues a certificate of land use right, which is transferable and permits the holder to use the land.  We hold four certificates of property rights which cover three blocks of industrial-use land in Jiangxi province in China, covering 491,374 square feet, for the term of 50 years, beginning from issuance date of the certificates, respectively.  Among these three blocks of land, one block of 51,235 square feet has left unused since December 2004.

With the completion of a new factory in April 2008 and improvement of our original facilities in September 2008, our production capacity increased to 3.5 million sets, as compared to 1.2 million sets at the end of 2007.  We believe our real property is adequate to meet our needs at present and in two or three years in the future.

One block of land with the acreage of 210,435square feet and ten workshop buildings are held as collateral pursuant to a maximum amount mortgage contract with a commercial bank which we entered into on September 6, 2007.

We lease office space in Dubai at an annual rental of $18,000 pursuant to a lease which expires on March 4, 2010.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a defendant in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 21, 2008, the holders of more than a majority of our outstanding common stock approved the following actions without a meeting of stockholders in accordance with Section 228 of the Delaware General Corporation Law:

(1)	The election of seven directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified; and

(2)	The approval of the selection of Bernstein & Pinchuk LLP as the company’s independent registered accounting firm for the fiscal year ending December 31, 2008.

These actions became effective following the mailing of an information statement to our stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board under the symbol “FUFW.”  However, there is currently no regular market or trading in the Company’s common stock, and we cannot give an assurance that such a market will develop.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2007	High	Low
First Quarter	$1.50	$1.01
Second Quarter	1.03	1.03
Third Quarter	1.03	1.03
Fourth Quarter	7.00	1.01

2008	High	Low
First Quarter	$5.50	$1.50
Second Quarter	3.80	1.50
Third Quarter	2.10	1.18
Fourth Quarter	1.60	0.35

As of March 23, 2009, we had approximately 33 holders of record of our common stock.

Dividends

We have not declared any dividends to date.  Pursuant to the securities purchase agreement dated December 3, 2007, as amended, relating to our December 2007 private placement, we may not pay dividends on or redeem shares of common stock while the series A preferred stock is outstanding.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2008 that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not repurchased any shares of the Company’s common stock in the three months ended December 31, 2008.

Equity Compensation Plan

The following table summarized the equity compensation plans under which securities may be issued as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation approved by security holders	-0-	-0-	-0-
Equity compensation not approved by security holders	100,000	1.60	-0-

The equity compensation plan not approved by security holders is a warrant to purchase 100,000 shares of common stock at $1.60 per share, issued to an investor relations firm for investor relations services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have a series of contractual arrangements with Fuda Yiyang, which provide us with both control over the operations of Fuda Yiyang and the net income from Fuda Yiyang’s operations.  Thus this discussion relates to the business, financial condition and results of operations of Fuda Yiyang, which is treated as a variable interest entity.

We develop, manufacture, distribute and market high-quality brass faucets and related spouts and fittings. In 2007, we achieved net income of $3.46 million.  However, we incurred net loss of $440,000 during 2008, which mainly resulted from substantial bad debt losses of receivables on the background of global economic crisis in the second half of 2008, of $4.20 million, which represented 58.3% of our gross profit for the whole year.

Our principal raw material is copper, a significant portion of which we purchase from Kunpeng, a related party.  The price of copper is subject to significant fluctuations.  In 2007 the price had been subject to significant increases, however, commencing in August 2008, the price has decreased swiftly.  The price of copper affects our gross margins, since it affects both the cost of our principal raw material and the price that customers are willing to pay for the finished product.  In times of increasing prices, we need to try to fix the price at which we purchase copper in order to avoid increases in costs which we cannot recoup through increases in sales prices.  Similarly, in times of decreasing prices, we may have purchased copper at a price which is high in terms of the price at which we can sell our product which would result in a decline in our gross margin.

We produce all our products in China and export most of them to international markets, including Middle East, primarily United Arab Emirates, and Russia.  In 2008, we had no sales in China, and 91.8% of our sales were made to distributors in the United Arab Emirates and 8.2% of sales to distributors in Russia.  We do not have long-term contracts with any of our customers.

We sell our products to a small number of customers, each of which is a distributor of our products. Different customers may account for significant revenue in each period.  As a result, the loss of any customer could have a material adverse effect upon our business if we are not able to replace that customer.  The following table sets forth information as to each customer that accounted for 5% or more of our revenue for the fiscal year ended December 31, 2008 and 2007 (dollars in thousands).

	Year Ended December 31,
	2008		2007
	Amount	%	Amount			%
Super Way General Trading L.L.C	$21,207	61.0%	$		*	*
Isabella Hardware Trading L.L.C.	8,710	25.1%		12,810		50.1%
Venus Building Materials Trading L.L.C.	2,123	6.1%		*		*
Al Jibrin General Trading L.L.C.	*	*		7,021		27.4%
Al Jaber Building Material Trading L.L.C.	*	*		2,415		9.4%

* less than 5%.

At December 31, 2008, we had accounts receivable of $4.91 million, net of allowance of doubtful accounts of $2.04 million, representing accounts receivables from five customers, all of which were less than 90 days old.  The largest three customers for the fiscal year of 2008 listed in the above table accounted for 80.7%, 14.8% and 2.4% of our accounts receivable, respectively.

Our growth is dependent on expanding the production capacity, upgrading the products, improving quality and expanding our marketing effort to develop a larger customer base.  In the second quarter 2008, we completed the construction of a new factory, which was put into operation in April 2008.  In addition, the upgrade and improvement of our original facilities has also finished in the third quarter of 2008.  As a result of this expansion, our production capacity increased to 3.5 million sets, as compared to 1.2 million sets at the end of 2007.  During 2008, we produced 1.3 million sets.

Since our products are generally sold to companies in the construction and home improvement segments, any downturn in the housing and renovation market in those areas where we sell our products could have a material adverse effect upon our business.  In 2008, our sales were made primarily to distributors in Dubai, United Arab Emirates, and, to a lesser extent, in Russia.  The worldwide economic downturn has affected these markets as well, commencing in the second half of 2008.  As a result, our sales went down $2.3 million, or 12%, to $16.2 million for the second half of 2008, compared to the first half of 2008.

Our operations have been financed largely with short-term bank loans in the form of export invoice financings, which typically have a two or three-month term and have generally been rolled over at the end of the term.  Although in the past these notes have been rolled over at the then current interest rate, we cannot assure you that the banks will continue to lend us money.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements with respect to Recent Accounting Pronouncements.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December31, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands).

	Years Ended December 31,
	2008		2007
	Dollars	% of Net sales	Dollars	% of Net sales
Net sales from unrelated parties	$34,739	100.0%	$18,567	72.6%
Net sales from related parties	-	0.0%	7,021	27.4%
Net sales – Total	34,739	100.0%	25,588	100.0%
Cost of sales (exclusive of items shown separately below)	16,061	46.2%	5,209	20.4%
Cost of sales - related parties	11,475	33.0%	15,200	59.4%
Cost of sales – Total	27,536	79.3%	20,410	79.8%
Gross profit	7,203	20.7%	5,178	20.2%

Operating expenses:
Selling expenses	510	1.5%	395	1.5%
General and administrative	900	2.6%	313	1.2%
Provision for doubtful accounts	4,198	12.1%	-	0.0%
Officers' compensation	161	0.5%	24	0.1%
Depreciation and amortization	212	0.6%	39	0.2%
Consulting and professional	420	1.2%	73	0.3%
Total operating expenses	6,410	18.5%	845	3.3%

Income from transfer of patents - Net	-	0.0%	576	2.3%

Reverse acquisition costs	-	0.0%	(917)	(3.6%)

Operating income	793	2.3%	3,992	15.6%

Other income	14	0.0%	38	0.1%
Interest expense	(844)	(2.4%)	(371)	(1.4%)
Foreign exchange loss	(403)	(1.2%)	(198)	(0.8%)
Net (loss) income	$(440)	(1.3%)	$3,461	13.5%
Other comprehensive income
Foreign currency translation adjustment	936	2.7%	578	2.3%
Comprehensive income	$497	1.4%	$4,039	15.8%

(Loss) earnings per common share
Basic	$(0.04)		$0.32
Diluted	$(0.04)		$0.21

Weighted average number of common shares outstanding
Basic	10,742,480		10,725,438
Diluted	10,742,480		16,704,605

Net Sales

Net sales were $34,739,033 and $25,587,594 for 2008 and 2007, respectively, representing an increase $9,151,439, or 35.8%.  The significant increase is mainly due to our expanded marketing efforts in Dubai, United Arab Emirates, which is a retail and wholesale center of bathroom supply distributors in the Middle East, and Russia.  During 2008, our net sales in Dubai increased $9.36 million, or 41.6%, to $31.88 million as compared to $22.52 million in 2007.  In addition, we generated revenue of $2.86 million in Russia during 2008, an annual increase rate of 77.5% from 2007.  Our sales were affected by the worldwide economic downturn commencing in the second half of 2008.  As a result, our sales declined 12% to $16.2 million for the second half of 2008, compared to $18.5 million in the first half of 2008.

Cost of Sales; Gross Profit

Cost of sales was $27,535,796 (of which $11,475,236 represented the raw materials purchased from Kunpeng, a related party) for 2008 and $20,409,749 (of which $15,200,461 represented purchases from Kunpeng) for 2007.  The increase of $7,126,047 or 34.9% in cost of sales was primarily due to the rapid increase of sales.  Cost of sales is the costs of finished goods sold, including raw materials, labor costs and manufacturing overhead.  Manufacturing overhead covers the depreciation of production facilities.  Our gross margins are not comparable to those of other entities, which record delivery expenses into cost of sales, since we include delivery expenses in selling expenses.

Gross profit was $7,203,237 for 2008, representing a gross margin of 20.7%, and $5,177,845 for 2007, representing a gross margin of 20.2%.  Although we were able to significantly increase our sales in years 2008 from 2007, the gross margin increased very little, which was mainly attributed to our production cost structure.  Most of our production cost is variable cost and just a small part is fixed cost, which has the effect of increasing gross margin with the increase of production volume.

Selling Expenses

During 2008, selling expenses were $510,448, an increase of $115,395, or 29.2%, as compared to $395,053 for 2007.  Selling expenses include delivery expense, salaries of sales staff, expenses of sales offices and advertising.  This increase is mainly attributable to significant increases in delivery expenses resulting from the growth of sales volume. During 2008, delivery expenses increased by $169,025, or 85.3%, to $367,101 from $198,076 in 2007.

General and Administrative

General and administrative expenses were $900,328 and $313,008 for 2008 and 2007, respectively, reflecting an increase of $587,320, or 187.6%.  General and administrative expenses include salaries, business entertainment, travel and entertainment, rent, office expense, car expenses and insurance costs.  The increase is mainly resulted from operation as a public company since December 2007 and the expansion of our operating activities in Fuda Yiyang, which led to the increased amount of salaries, business entertainment, car expenses, travel, office and related expenses.

Provision for Doubtful Accounts

During twelve months ended December 31, 2008, our provision for doubtful accounts was $4,197,771.  The entire provision for doubtful accounts was accrued in the fourth quarter of 2008, and resulted from the effects of the worldwide economic downturn, particularly in the real estate industry, and the resulting inability of major customers to make payments as scheduled.  The charge for doubtful accounts represents two components -- $2,159,012 was written off in 2008 for receivables which had been scheduled for payment in the fourth quarter of 2008, and $2,038,759 was reserved against the remaining outstanding receivables as of December 31, 2008.  We had no comparable expense in 2007.

Officers’ Compensation

Officers’ compensation was $161,133 and $24,353 for 2008 and 2007, respectively, representing an increase of $136,780, or 561.7%.  The increase reflects compensation to our independent directors, who were elected in April 2008 and did not receive any compensation in 2007.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production, increased $181,529, or 460.4%, from $ 39,426 in 2007 to $220,955 in 2008.  The increase in depreciation and amortization is mainly due to completion of the new factory and acquisition of the relating land use right, as well as the improvements in our original facilities in 2008.

Consulting and Professional Fees

Consulting and professional fees increased $346,262, or 471.5%, from $73,433 in 2007 to $419,695 in 2008.  This increase was mainly attributable to increased fees for legal, accounting and accounting consulting, investor relations and other services required by us as a public company which we did not incur in 2007.

Income from Transfer of Patents

During 2007, we transferred two patents to a non-affiliated company for $621,451.  The costs relating to the development of these patents had been expensed as incurred and not capitalized.  As a result, the basis of these patents was zero.  We recognized income of $576,493, representing the purchase price less related taxes and expenses.  There was no similar transaction in twelve months ended December 31, 2008.

Reverse Acquisition Costs

We incurred costs $916,908 in relation to the reverse acquisition completed in December 2007.  This amount includes the payment of $625,000 to the former principal stockholders to purchase their shares, and professional fees of $291,908, including a non-cash charge of $33,852, representing the fair value of 33,517 shares of common stock issued to a reverse acquisition consultant.  These reverse acquisition costs in 2007 are non-recurring.

Net Interest Expense

Net interest expense, offsetting minor interest income, was $843,885 and $371,334 for 2008 and 2007, respectively, representing a $472,551, or 127.3%, increase as a result of the increase of short-term bank loans.  During 2008, we had an average of $10,430,200 of short term bank loans outstanding, at a weighted average interest rate of 7.40%, as compared with average loan balance of $4,414,100 at a weighted average interest rate of 7.19% in 2007.

Foreign Currency Transaction Loss

Net foreign currency transaction loss was $402,966 for 2008 and $198,373 for 2007, which reflected a foreign exchange loss on accounts receivable from the customers out of China, offsetting minor foreign exchange gain, which was generated from loans denominated in United States dollars.

Net Income (Loss)

As a result of the factors described above, our net loss for 2008 was $439,525, or $0.04 per share (basic and diluted), compared to net income of $3,460,510, or $0.32 per share (basic) and $0.21 per share (diluted) for 2007.

With the approval of the County Government of Yiyang, Fuda Yiyang was exempt from corporate income taxes for 2008 and 2007.  As a result, we did not pay any income tax in either 2008 or 2007.

Liquidity and Capital Resources

At December 31, 2008, we had working capital deficiency of $1,050,098, compared to working capital of $7,988,451 for 2007.  Our current ratio was 0.9:1 at December 31, 2008, as compared with 2.0:1 at December 31, 2007.  The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2007 to December 31, 2008 (dollars in thousands):

	December 31,		December 31, 2007 to December 31, 2008
Category	2008	2007	Change	Percent Change
Current assets:
Cash and cash equivalents	$1,683	$169	$1,514	895.9%
Accounts receivable, net	4,912	487	4,425	908.6%
Due from related party – trade	-	6,996	(6,996)	(100.0%)
Prepayments to suppliers	606	14	592	*
Inventories	5,702	8,260	(2,558)	(31.0%)
Other current assets	226	252	(26)	(10.3%)
Current liabilities:
Short-term bank loans	12,352	5,253	7,099	135.1%
Accounts payable	968	686	282	41.1%
Due to related parties (trade and non-trade)	508	2,058	(1,550)	(75.3%)
Accrued expenses	315	112	203	181.3%
Other payables	36	81	(45)	(55.6%)
Working capital
Total current assets	13,129	16,178	(3,049)	(18.8%)
Total current liabilities	14,179	8,190	5,989	73.1%
Working capital	(1,050)	7,988	(9,038)	*
* The percentage is not included.

During 2008, our operations generated net cash inflow of $4,065,808, as compared with net cash used by our operating activities of $4,011,085 for 2007.  The improvement primarily resulted from the increase of sales with regular collection of receivables from January to October 2008, and the reduction of inventory in the second half of 2008, which was offset by the provision for doubtful accounts of $4,197,771 during the fourth quarter of 2008.

During 2008, we used $9,872,620 to purchase property, plant and equipment, including the acquisition of land use right, the construction of a new factory and the improvement of our original facilities.  As a result of the completion of the new factory, the $1,867,513 reflected at December 31, 2007 as construction in progress was classified at buildings at December 31, 2008.  During 2007, we utilized $2,354,500 to purchase fixed assets, including progress payments for construction of new facilities, which are reflected on the balance sheet as construction in progress, and we received $612,451 from the sale of two patents.

During 2008, we generated $6,380,251 from financing activities, consisting of (1) proceeds of $54,000 from exercise of warrants; (2) proceeds of $36,773,310 from short-term bank loans, which was partially offset by repayments of $30,082,076; (3) loans from Ms. Wu Yiting, a related party, of $3,114,675, which were more than offset by repayments to Ms. Wu of $3,479,658 in respect of loans made by Ms. Wu.  During 2007, we generated $4,330,422 from financing activities, consisting of (1) proceeds of $3,043,000 from issuance of convertible preferred stock and warrants, net of issuance costs; (2) proceeds of $13,576,349 from short-term bank loans, which was partially offset by repayments of $12,363,917; (3) loans from Ms. Wu of $4,596,921, which were substantially offset by repayment of loans of $4,521,931; and (4) proceeds of $932,657 from advances from employees, which have been fully repaid.

Except for the December 2007 private placement, we have financed our operations principally through rolling short-term bank loans and, to a lesser extent, through loans from related parties.  The bank loans, which are granted against delivery documents and are partially secured by a mortgage on one of our parcels of land and ten workshop buildings, typically have terms of two or three months and are used to fund export sales.  There can be no assurance that we will be able to obtain necessary working capital from banks as we may require bank loans in the future.

During 2008, our average monthly fixed expenses were approximately $240,000.  We believe that our normal operation can meet this cash requirement for the next 12 months.  However, we believe that we require equity or debt financing with longer maturity to improve our short-term liquidity, develop new markets and make acquisitions to expand our product mix.  We will need to seek additional sources of funding to achieve these objectives.  However, because of our net losses, combined with the economic problems facing our customer base and our net loss for 2008, it will be very difficult to obtain long-term financing, and we cannot assure you that any necessary financing will be available on reasonable terms, if at all.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS.

The Consolidated Financial Statements, including notes thereto, together with the report thereon of Bernstein & Pinchuk LLP, are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management performed, with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2008 our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our chief executive officer and our chief financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name	Age	Position
Wu Yiting	45	Chief executive officer and chairman of the board of directors
Wu Yaxu	43	Chief financial officer, director
Yu Hao(1) (3)	36	Director
Zhang Ning(1)(2)(3)	50	Director
David Yaudoon Chiang(1)(2)(3)	39	Director
David Oldridge(2)(3)	55	Director
Jibrin Issa Jibrin Al Jibrin	50	Director
(1) Member of the audit committee.
(2) Member of the compensation committee.
(3) Independent director.

Wu Yiting became our chief executive officer and chairman of the Board of Directors on December 3, 2007.  In 1995, Ms. Wu founded Fuda Yiyang and has been its chief executive officer from its organization until the present.  Ms. Wu majored in economy management, graduated from Central China Political University in 2000 and is a registered accountant in China.

Wu Yaxu became our chief financial officer and one of our directors on December 3, 2007.  She worked as accounting supervisor in Jiangxi Gandongbei Bushing Factory from 1983 to 1994.  Ms. Wu has been working at Fuda Yiyang since 1995. She majored in corporation management, graduated from Beijing Academy of Social Science in 1989. She is a registered accountant in China.

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

Family Relationships

Wu Yiting and Wu Yaxu are sisters.  No other directors and executive officers are related.

Committees of the Board of Directors and Financial Expert

Ms. Yu, Mr. Zhang, Mr. Chiang, and Mr. Oldridge are independent directors. The audit committee consists of Yu Hao, as chairperson, Zhang Ning and David Yaudoon Chiang. The Board has determined that at least one person on the audit committee, Ms. Yu Hao, qualifies as a “financial expert” as defined by SEC rules. The compensation committee consists of Zhang Ning, as chairperson, David Yaudoon Chiang and David Oldridge.

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.   Our audit committee also has the authority to select our independent registered accounting firm.

Our audit committee:

•	Has reviewed and discussed the Form 10-Q and the unaudited financial statements for the second and third quarters of 2008 with management and the independent auditors,

•
Has discussed with the independent auditors the matters required to be discussed by the Public Company Accounting Oversight Board Statement on Auditing Standards No. 61 as amended titled Communication With Audit Committees, including the selection and any changes in the accounting policies used by the company, the auditor’s responsibility under the generally accepted auditing standards, and the process used by management to formulate accounting estimates.

•
Has received the written disclosures and letter from the independent accountants required by Independence Standards Board Standard No. 1 and discussed with the independent accountants the independence of the independent accountants.

•
Recommended based on the review and discussion set forth above, to the board of directors that the unaudited financial statements be included in the Quarterly Report on Form 10-Q for the second and third quarters of 2008.

•	Recommended that the firm of Bernstein & Pinchuk LLP be engaged as our independent registered accounting firm for 2008.

The charter for the compensation committee outlines the committee’s purpose, operating purpose, and responsibilities.  Members of the committee are required to meet at least once per year though the company anticipates biannual meetings.    All member of the compensation committee are independent directors as defined in accordance with the rules of the Nasdaq Stock Market. The committee charter provides oversight and guidance for compensation for all of our employees.  Under the charter, members of the compensation committee review and make recommendation to the board with respect to incentive compensation plans and equity-based plans for the senior management and board members.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee:

•	Was an officer or employee during the current fiscal year.

•	Was formerly an officer.

•	Had any relationship with us that is required to be disclosed as a related party transaction.

Board and Committee Attendance

The Board and its committees held the following number of meetings during 2008.

Number
Board of directors	1
Audit committee	1
Compensation committee	1

The number of meetings includes meetings that were held by means of a conference call and does not include actions taken by unanimous written consent.

Each director attended all the meetings of the board and those committees on which he served during the year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary.  Requests should be addressed in writing to Ms. Chen Jingqiu: Ge Jia Ba, Hua Ting, Yiyang Jiangxi, P.R.C. 334400.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10% of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, our officers and directors did not file a timely Form 3.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

No executive officer’s total compensation exceeded $100,000 during 2008 and 2007.  The following table sets forth all compensation paid for the past two years to our chief executive officer and our chief financial officer for 2008 and 2007.  Compensation includes compensation from Fuda Yiyang.

Name and Principal Position	Year	Salary(1) ($)	Total ($)
Wu Yiting, chief executive officer	2008	$8,700	$8,700
	2007	8,100	8,100
Wu Yaxu, chief financial officer	2008	8,700	8,700
	2007	6,500	6,500

(1)	The change of Wu Yiting’s salary from fiscal 2008 and 2007 results from the appreciation of RMB against the United States dollar. The compensation in RMB was unchanged from 2007 to 2008.

Neither Wu Yiting nor Wu Yaxu has an employment contract with us, and they did not receive any options or other equity-based incentives or any other form of compensation other than salary.

We do not have a stock option or other equity-based incentive plan.

We do not have any plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement. There are no compensatory plans or arrangements that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors

The following table sets forth information as to the compensation paid to our directors (other than those named in the summary compensation table) for 2008.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Total ($)
Yu Hao	$7,500*	$7,500	$15,000
Zhang Ning	7,500*	7,500	15,000
David Yaudoon Chiang	7,500*	7,500	15,000
David Oldridge	7,500*	7,500	15,000
Jibrin Issa Jibrin AlJibrin	70,588	-0-	70,588
* In addition to $7,500 paid in 2008, we also accrued $3,750, which was outstanding as of March 23, 2009.

We pay each independent director an annual fee of $15,000 , payable quarterly, and issue to each of them common stocks valued at $10,000 for their one-year service.  We agreed to issue to each of these directors 2,632 shares of common stock, which had a value of $10,000 on the date of their election.  Their services started in April 2008.

The compensation paid to Jibrin Issa Jibrin AlJibrin for 2008 reflects his compensation as our sales director.  We did not pay Mr. Al Jibrin any compensation in 2008 for services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of March 23, 2009 by:

•	each director;

•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Common Stock
Wu Yiting (2) Ge Jia Ba, Hua Ting, Yiyang Jiangxi, PRC 334400	9,739,645	90.47%
Jibrin Issa Jibrin AlJibrin, Trustee of Wu Yiting Trust (2) Ge Jia Ba, Hua Ting, Yiyang Jiangxi, PRC 334400	7,017,620	65.18%
Yu Hao	2,632	*
Zhang Ning	2,632	*
David Yaudoon Chiang	2,632	*
David Oldridge	2,632	*
Wu Yaxu	0	0%
All directors and management as a group(2)	9,750,173	90.56%

*           Less than 1%

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

(1)	Shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of March 23, 2009.
(2)
Jibrin Issa Jibrin AlJibrin is trustee of the Wu Yiting Stock Trust.  Wu Yiting is our chief executive officer and chairman of our board of directors.  The shares held by the trust are deemed to be beneficially owned by Wu Yiting since she has a right to instruct the trustee as to the voting or disposition of the shares.  Wu Yiting is also the beneficial owner of 2,722,025 shares of common stock which are held by certain of our employees as nominee for her.

Barron Partners owns series A preferred stock which, if fully converted, would result in the ownership of more than 5% of our outstanding common stock.  However, the series A preferred stock may not be converted if such conversion would result in Barron Partners and its affiliates owning more than 4.9% of our outstanding common stock.  This limitation may not be waived.  As a result, Barron Partners is not deemed to be a 5% stockholder.

Change in Control

There were not any arrangements, known to us as of the date of this report, the operation of which may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Wu Yiting is the sole owner of Fuda Yiyang.  Moral Star China is party to a series of agreements with Fuda Yiyang. These agreements, which consist of a management agreement, a purchase agreement, a voting proxy agreement, a share pledge agreement, an exclusive option agreement, a patent transfer agreement and a trademark transfer agreement, and provide that we operate the business of Fuda Yiyang and derive the profits (and sustain the losses) of Fuda Yiyang. These agreements provide that we operate the business of Fuda Yiyang and derive the profits (and sustain the losses) of Fuda Yiyang and are described in “Item 1. – Business.”

Wu Yiting is also the chief executive officer and an 80% stockholder of Kunpeng.  Kunpeng has agreed to supply Fuda Yiyang and Moral Star China on an exclusive basis with recycled copper at its original cost, which will be not greater than the local market price.  When the price of worn copper fluctuates in the local market by 20%, Kunpeng must notify Fuda Yiyang and Moral Star China.  The agreement has no fixed term.  We purchase most of our raw copper from Kunpeng.  Our purchases from Kunpeng totaled $10,240,000, representing 49.2% of our total purchases, in 2008 and $16,491,000, representing 70.5% of our purchases, in 2007.  As of December 31, 2008 and 2007, the amount due to Kunpeng in connection with these transactions was $4,089 and $1,189,152, respectively.

On January 1, 2008, Jibrin Issa Jibrin Al Jibrin is a director and is sales director of Fuda Yiyang. Al Jibrin General Trading L.L.C., a Dubai-based distribution company that is owned by Mr. Al Jibrin, was our second largest customer in 2007, accounting for sales of $7.0 million, or 27.4% of our sales.  Sales to Al Jibrin General Trading were made at the same prices and on the same terms, including credit terms, as sales to non-affiliated distributors. As of December 31, 2007, the amount due from Jibrin Company was $6,996,322, all of which had been collected during the first quarter of 2008.  Mr. Al Jibrin is the trustee of the Wu Yiting Trust, which is our controlling stockholder.  There was no transaction of the same kind in 2008.

We have from time to time borrowed money from related parties on a non-interest bearing basis.

As of December 31, 2007, we owed Wu Yiting $869,802 for advances which she made to us.  In 2008, Wu Yiting advanced $3,114,675 to us and we repaid her $3,479,658.  As of December 31, 2008, the balance due to Ms. Wu was $504,819.

Director Independence

Under the independence standard applicable to Nasdaq listed companies, which is the independence standard that we have chosen to report under, four of the members of our board of directors are independent. They are Yu Hao, Zhang Ning, David Yaudoon Chiang and David Oldridge.

ITEM 14.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Principal Accounting Fees

Our financial statements at for the years ended December 31, 2008 and 2007 were audited by Bernstein & Pinchuk LLP (“Bernstein”). Bernstein was the independent registered accounting firm for Fuda Yiyang prior to the reverse acquisition in December 2007.  The following is a summary of the fees for professional services rendered by Bernstein for the years ended December 31, 2008 and December 31, 2007:

	Year Ended December 31,
	2008	2007
Audit fees	$97,500	$75,000
Audit-related fees	9,250	--
Tax fees	--	--
All other fees	--	--
Total	$106,750	$75,000

Audit fees. Audit fees represent fees for professional services performed by Bernstein for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit -related Fees. Audit-related fees represent fees for assurance and related services by Bernstein that are reasonably related to the performance of the audit or review of our financial statements. The specific services was related to Bernstein’s review of our registration statement covering the sale of common stock by selling stockholders.

Tax Fees. Tax fees represent fees for tax compliance services.  Bernstein did not perform any tax compliance services during 2008 or 2007.

All other fees.    Bernstein did not perform any other services for us during 2008 or 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee was created in April 2008.  The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.  All services since April 2008 were pre-approved by the audit committee.

Since we did not have a formal audit committee in 2007, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2007. All of the services provided and fees charged by our independent registered accounting firms in 2007were approved by the board of directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Description of Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
2.1	Share Exchange Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.7
3.1	Restated Certificate of Incorporation	Form 8-K filed on December 10, 2007	3.1
3.2	Certificate of Ownership and Merger of Fuda Faucet Works, Inc. and Capital Solutions I, Inc., dated December 3, 2007	Form 8-K filed on December 10, 2007	3.2
3.2	Certificate of Designation of Series A Preferred Stock	Form 8-K filed on December 10, 2007	99.2
3.3	Restated by-laws	Filed herewith
4.1	Form of $1.80 Warrants, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.3
4.2	Form of $3.00 Warrants, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.4
10.1	Securities Purchase Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.1
10.2	Registration Rights Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.5
10.3	Closing Escrow Agreement, dated December 3, 2007	Form 8-K filed on December 10, 2007	99.6
10.4	Buyback Agreement. Dated December 3, 2007	Form 8-K filed on December 10, 2007	99.8
10.5	Frequently Related Transactions Structural Agreement between Moral Star China, Fuda, and Kunpeng	Form 8-K filed on December 10, 2007	99.9
10.6	Purchase Agreement between Moral Star China and Fuda Yiyang	Form 8-K filed on December 10, 2007	99.10
10.7	Amendment to the Securities Purchase Agreement dated January 30, 2009	Form 8-K filed on February 6, 2009	99.1
21.1	List of Subsidiaries	Form S-1 filed on February 14, 2008	21.1
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.	Filed herewith
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.	Filed herewith
32.1	Certification by chief executive officer and chief financial officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuda Faucet Works, Inc.

By:	/s/ Wu Yiting
Wu Yiting
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
April 13, 2009

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

Signature	Title	Date

/s/ Wu Yiting	President, chief executive officer and director	April 13, 2009
Wu Yiting	(Principal executive officer)

/s/ Wu Yaxu	Chief financial officer and director	April 13, 2009
Wu Yaxu	(Principal financial and accounting officer)

/s/ Yu Hao	Director	April 9, 2009
Yu Hao

/s/ Zhang Ning	Director	April 13, 2009
Zhang Ning

/s/ David Yaudoon Chiang	Director	April 8, 2009
David Yaudoon Chiang

/s/ David Oldridge	Director	April 13, 2009
David Oldridge

/s/Jibrin Issa Jibrin AlJibrin	Director	April 10, 2009
Jibrin Issa Jibrin AlJibrin

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fuda Faucet Works, Inc

We have audited the accompanying consolidated balance sheets of Fuda Faucet Works, Inc (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York
March 29, 2009

FUDA FAUCET WORKS, INC.
CONSOLIDATED BALANCE SHEETS

	(US dollars)
Item	December 31, 2008	December 31, 2007
		Restated
ASSETS
Current assets
Cash and cash equivalents	1,683,220	169,319
Accounts receivable - net of allowance for doubtful accounts of $2,038,759 and nil, respectively	4,912,266	487,471
Due from related parties - trade	-	6,996,322
Prepayments to suppliers	605,939	14,326
Inventories	5,701,896	8,260,479
Other current assets	226,375	251,619
Total current assets	13,129,696	16,179,536
Property, plant and equipment:
Land use right	2,101,081	869,251
Buildings	7,183,807	1,180,427
Machinery and equipment	5,784,845	983,079
Automobiles	210,467	128,495
Office equipment	38,026	14,003
Property plant and equipment - total	15,318,226	3,175,255
Accumulated depreciation	(1,448,788)	(777,600)
Property plant and equipment - net	13,869,438	2,397,655
Construction in progress	881	1,867,513
Other long-term assets - idle assets
Machinery and equipment - net	177,059	165,662
Land use right - net	196,873	184,205
Total assets	27,373,947	20,794,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	12,351,817	5,252,594
Accounts payable	967,745	686,114
Due to related parties - trade	4,089	1,189,152
Due to related parties - non-trade	504,819	869,802
Accrued expenses	314,979	112,280
Other payables	36,345	81,143
Total current liabilities	14,179,794	8,191,085

Commitments and Contingencies

Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; 0.001 par value and 0.0000001 par value on December 31, 2008 and 2007, respectively; 3,090,909 shares issued and outstanding on December 31, 2008 and 2007, respectively	3,091	-
Common stock, 110,000,000 shares and 900,000,000 shares authorized on December 31, 2008 and 2007; 0.001 par value and 0.0000001 par value; 10,765,966 shares and 10,725,438 shares issued and outstanding on December 31, 2008 and 2007, respectively	10,766	1
Additional paid-in capital	7,397,961	3,748,785
Surplus reserve	260,430	260,430
Retained earnings	3,745,028	7,753,585
Accumulated other comprehensive income	1,776,877	840,685
Total stockholders’ equity	13,194,153	12,603,486
Total liabilities and stockholders’ equity	27,373,947	20,794,571

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Item	(US dollars)
	Years Ended December 31,
	2008	2007
		Restated
Net sales
Net sales from unrelated parties	34,739,033	18,566,873
Net sales from related parties	-	7,020,721
Net sales – Total	34,739,033	25,587,594
Cost of sales
Cost of sales (exclusive of items shown separately below)	16,060,560	5,209,288
Cost of sales - related parties	11,475,236	15,200,461
Cost of sales – Total	27,535,796	20,409,749
Gross margin	7,203,237	5,177,845

Operating expenses:
Selling expenses	510,448	395,053
General and administrative	900,328	313,008
Allowance for doubtful accounts	4,197,771	-
Officers' compensation	161,133	24,353
Depreciation and amortization	220,955	39,426
Consulting and professional	419,695	73,433
Total operating expenses	6,410,330	845,273

Income from transfer of patents – Net	-	576,493

Reverse acquisition costs	-	(916,908)

Operating income	792,907	3,992,157

Other income	14,419	38,060
Interest expense	(843,885)	(371,334)
Foreign exchange loss	(402,966)	(198,373)
Net (loss) income	(439,525)	3,460,510
Other comprehensive income
Foreign currency translation adjustment	936,192	578,147
Comprehensive income	496,667	4,038,657

(Loss) earnings per common share
Basic	(0.04)	0.32
Diluted	(0.04)	0.21
Weighted average number of shares outstanding
Basic	10,742,480	10,725,438
Diluted	10,742,480	16,704,605

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Item	(US dollars)
	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	(439,525)	3,460,510
Adjustments to reconcile net income to net cash provided by in operating activities:
Depreciation and amortization	671,188	202,659
Provision for doubtful accounts	4,197,771	-
Gain from transfer of patent	-	(576,493)
Amortization of fair value of warrants and stocks as compensation	89,562	39,570
Changes in operating assets and liabilities
Accounts receivable	(8,622,566)	2,685,326
Due from related parties - trade	6,996,322	(6,996,322)
Prepayments to suppliers	(591,613)	357,608
Inventories	2,558,583	(3,153,039)
Other current assets	(48,383)	(105,246)
Accounts payable	281,631	(31,115)
Due to related parties-trade	(1,185,063)	20,189
Accrued expenses	202,699	76,524
Other payables	(44,798)	8,744
Net cash provided by (used in) operating activities:	4,065,808	(4,011,085)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,872,620)	(2,354,500)
Proceeds from transfer of patents	-	612,451
Net cash used in investing activities	(9,872,620)	(1,742,049)

Cash flows from financing activities:
Proceeds from issuance of common stock	54,000	3,043,000
Proceeds from short-term bank loans	36,773,310	13,576,349
Repayment of short-term bank loans	(30,082,076)	(12,363,917)
Loans from related parties	3,114,675	4,596,921
Repayment to related parties	(3,479,658)	(4,521,931)
Loans from employees	-	932,657
Repayment to employees	-	(932,657)
Net cash provided by financing activities	6,380,251	4,330,422

Effect of exchange rate fluctuation on cash and cash equivalents	940,462	1,211,318
Net increase (decrease) in cash and cash equivalents	1,513,901	(211,395)
Cash and cash equivalents, beginning of period	169,319	380,714
Cash and cash equivalents, end of period	1,683,220	169,319

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	843,885	316,846
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued as compensation to financing consultants	-	307,827
Warrants issued to an investment relation consultant	-	68,613
Increase of paid-in capital of Fuda Yiyang by transfer from retained earnings	3,569,032	-
Change of par value of authorized shares	13,845	-
Issuance of common stock to independent directors as compensation	40,000	-

See notes to consolidated financial statements.

FUDA FAUCET WORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Item	(US dollars)
	Number of common stocks	Amount of common stocks	Number of preferred stocks	Amount of preferred stocks	Additional paid-in capital	Surplus reserve	Retained earnings	Other comprehensive income	Total stockholders' equity
Balance as of January 1, 2007	10,564,647	1	-	-	603,320	260,430	4,293,075	262,538	5,419,364
Issuance of stock in recapitalization in December 2007 (Restated)	53,537	-	-	-	-	-	-	-	-
Issuance of common stock for services of a reverse merger consultant in December 2007 (Restated)	107,254	-	-	-	33,852	-	-	-	33,852
Issuance of preferred stocks and warrants in December 2007 (Restated）	-	-	3,090,909	-	3,043,000	-	-	-	3,043,000
Issuance of warrants to a investor relation consultant in December 2007	-	-	-	-	68,613	-	-	-	68,613
Net income for the year ended December 31, 2007	-	-	-	-	-	-	3,460,510	-	3,460,510
Other Comprehensive income (loss)	-	-	-	-	-	-	-	578,147	578,147
Balance as of December 31, 2007	10,725,438	1	3,090,909	-	3,748,785	260,430	7,753,585	840,685	12,603,486
Increase of paid-in capital of Fuda Yiyang by transfer from retained earnings	-	-	-	-	3,569,032	-	(3,569,032)	-	-
Issuance of 30,000 shares of common stock (exercise of $1.8 warrants)	30,000	-	-	-	54,000	-	-	-	54,000
Issuance of common stock to independent directors as compensation	10,528	11	-	-	39,989	-	-	-	40,000
Change of par value of authorized shares	-	10,754	-	3,091	(13,845)	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(439,525)	-	(439,525)
Other comprehensive income (loss) for the year ended December 31, 2008	-	-	-	-	-	-	-	936,192	936,192
Balance as of December 31, 2008	10,765,966	10,766	3,090,909	3,091	7,397,961	260,430	3,745,028	1,776,877	13,194,153

See notes to consolidated financial statements.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

(1) Organization

Fuda Faucet Works, Inc. (the “Company,” “we,” “us,” “our”) was incorporated in Delaware on June 10, 1969 under the name Magnum Communications Corp.  The Company subsequently changed its name to Vacation Ownership Marketing, Inc.  As of May 10, 2004, the Company changed its corporate name to Capital Solutions I, Inc.  Prior to December 3, 2007, the Company was not engaged in any business.  On January 3, 2008, the Company changed its name to Fuda Faucet Works, Inc.

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
Under generally accepted accounting principles, the acquisition by the Company of Moral Star BVI is considered to be capital transactions in substance, rather than a business combination.  That is, the acquisition is equivalent, in the acquisition by Moral Star BVI of the Company, then known as Capital Solutions I, Inc., with the issuance of stock by Moral Star BVI for the net monetary assets of the Company.  This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded.  Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Moral Star BVI. Since Moral Star BVI and Moral Star China did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of Fuda Yiyang.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 10,564,647 shares of common stock issued to the trust and its designees are deemed to be outstanding from December 31, 2006.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

The contractual arrangements among Moral Star China, Fuda Yiyang, its sole owner, Wu Yiting, and related parties are represented by a series of agreements, including management agreement, related transactions agreement, purchase agreement, stockholders’ voting proxy agreement, shares pledge agreement, exclusive option agreement, patent transfer agreement, and trademark transfer agreement, pursuant to which the Company obtained control over the business and operations of Fuda Yiyang, and became the primary beneficiary of Fuda Yiyang operations.

(2) Stock Distribution, Change in Par Value

On January 3, 2008, the Company effected a 3.2-for-one stock distribution pursuant to which each share of common stock was converted into 3.2 shares of common stock.  On July 31, 2008, the Company amended and restated its certificate of incorporation which changed the par value of the preferred stock and common stock from $0.0000001 per share to $0.001 per share, and decreased the number of authorized shares of common stock from 900,000,000 to 110,000,000 shares.   All references in these financial statements to shares and per share information give effect to the stock distribution and to the change in the par value of the preferred stock and common stock.

(3) Business

The Company’s business is the development, manufacture and distribution of a wide range of brass faucets and related spouts and fittings, which is the business conducted by Fuda Yiyang prior to the share exchange.  The Company’s products include kitchen and bar faucets, bathroom faucets and bathroom accessories.  The Company produces all of its products in China and exports most of them into the international marketplace.  The Company started doing business by focusing on copper re-processing when Fuda Yiyang was formed in 1995.  In 2002, the Company began to produce and sell the European style brass faucets, spouts and fittings to the Chinese local market, and in 2004, it began to sell our products internationally.  The Company did not make any sales in the Chinese market in 2008.  The Company sells its products to bathroom supplies distributors

(4) Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States dollars.

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

Country Risk – As the Company’s manufacturing base is located in China and its market is mainly located in Middle East, Russia and Africa, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe.  These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in these areas.  The Company’s results of operations may be adversely affected by changes in the economic, political and social conditions in these areas, and by changes in governmental policies with respect to laws and regulations, among other things.

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

Credit Risk – The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable.  The Company maintains a policy that all sales are final and does not allow returns.  The Company generally requires payment within three months.  According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 180 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice.  However, if there are abundant facts or proofs, which indicate part or whole of specific receivables may not collectible, to the reasonable extent; we will establish corresponding allowance for doubtful part with reference to historical facts or proofs, even though the age of these receivables has not reached 180 days yet.

Due to global economic crisis and sharp decline in copper prices in the second half of 2008 and corresponding adverse effects to our customers’ liquidity, we made special payment arrangements with our customers in order to insure timely collection of most of these receivables without delay, pursuant to which we gave some discounts of specific percentage to our customers.  We recognized this discount as a bad debt expense in the fourth quarter of 2008.

The Company’s expense for bad debts for 2008 was $4,197,771, all of which was incurred in the fourth quarter of 2008.  This amount reflects two components --  $2,159,012 was written off in 2008 in respect of accounts receivables which had been scheduled for payment the fourth quarter of 2008, and an additional $2,038,759 reserved against the remaining outstanding amounts of receivables as of December 31, 2008.

Foreign Currency Translation – The functional currency of the Company is China RMB, which is the primary medium of exchange where the Company operates. The Company reports its financial results in United States dollars.

The Company translates its assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of operations is translated at the average rates over each month during the reporting period.  Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in stockholders’ equity as part of accumulated comprehensive income (loss).  Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.  The translation rates from RMB to US dollars for the fiscal years of 2008 and 2007 are as follows

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

	2008	2007
Translation rate for assets and liabilities as of December 31,	6.8346:1	7.3046:1
Translation rate for income statement items for the year	6.9253:1	7.3912:1

Revenue Recognition – The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “ Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  Revenues represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Pursuant to China’s VAT rules and regulations, Fuda Yiyang’s sales in China mainland are subject to a tax rate of 17% (“output VAT”) as an ordinary VAT taxpayer, and the relating revenues were recognized by the invoiced value offsetting 17% output VAT.  However, its sales outside of China mainland are applicable for VAT exemption, credit and refund policy, and the relating revenues were equal to the invoiced value.  The applicable refund rate from January 1, 2007 to June 30, 2007 was 13% and it has been adjusted down to 9% since July 1, 2007. However the refund rate for valves, one of our product catagories, has resumed at 13% since July 1, 2008.  The actual VAT payable is the balance after offsetting both VAT paid on purchases (“input VAT”) and the amount exempted or credited.  The actual VAT refund is recognized as other income.

Shipping and handling cost – We bear shipping and handling costs from our factory to our customers’ designated location, and not billed them to our customers.  From accounting perspective, we record such costs as delivery expenses, which are accounted for as part of selling expenses.  Delivery expenses for the twelve months ended December 31, 2008 and 2007 were $367,101 and $198,072, respectively.

Advertising - The Company expenses all advertising costs as incurred. The advertising cost for the twelve months ended December 31, 2008 and 2007 was $14,732 and $48,343, respectively.

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

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008.  The new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporate income tax rate for qualified high and new technology enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this law shall adopt the new tax rate within five years after the implementation of this law.

With the approvals of the county government of Yiyang on July 17, 2007, Fuda Yiyang was exempt from corporate income taxes for 2008 and 2007.  The local tax bureau of Yiyang County (“Yiyang Tax Authority”) also retroactively confirmed the above-said preferential tax treatment on September 30, 2007.

Fuda Yiyang has filed its income tax returns for 2008 with Yiyang Tax Authortiy. These returns showed no tax due as a result of the exemption policy.  Management believes Fuda Yiyang can continue to benefit from the income tax exemption policy in 2008.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents – Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories – Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value.  Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management believes that inventory as of December 31, 2008 and 2007 is reflected at net realizable value.

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

The Company periodically evaluates its investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable.  The Company’s judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others.  In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets. From December 2004 to present, fixed assets carried at $373,932 were left unused, including land, workshop building and equipment.  Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged.  The workshop buildings were maintained in good condition, and most of the equipment would be transported and reinstalled into the Company’s new workshop building. Therefore a provision for impairment of certain idle assets in the amount of $177,478 was made previously when they were turned into idle status.  As of December 31, 2008, although such equipment had been transported and reinstalled in the new workshop building, which was completed in the second quarter of 2008, the relevant production line has not been in operation; therefore such equipment was still regarded as idle assets.

Derivative Instruments - The Company accounts for financial instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them.

The Company accounted for its series A convertible preferred stock and the related freestanding warrants (See Note 13) as equity.  At the same time, the Company determined the fair value of such preferred stock, warrants and embedded conversion feature and made the allocation of proceeds between the warrants and the series A preferred stock based on their relative fair values.

Financial Instruments and Fair Value - SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, prepayments, short-term loans, accounts payable, advances, accruals and other payables approximate their fair values because of the short maturity of those instruments.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

2.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.”  SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  SFAS No. 163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises and it not expected to have any material effect on the reporting of the Company’s results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Variable Interest Entity

As a result of the contractual arrangements among Moral Star China, Fuda Yiyang, its sole shareholder, Wu Yiting, and related parties, the Company was given control over the business and operations of Fuda Yiyang and became the primary beneficiary of Fuda Yiyang.  The consolidated financial statements for the fiscal year ended December 31, 2008 and 2007 included the results of operations of Fuda Yiyang for the same periods pursuant to FIN 46R, even though the Company does not own any of Fuda Yiyang’s equity.

Fuda Yiyang’s assets and liabilities as of December 31, 2008 and 2007 are as follows:

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

	(US dollars)
Item	December 31, 2008	December 31, 2007
Cash and cash equivalents	1,617,683	167,148
Accounts receivable – net	4,912,266	487,471
Due from related parties - trade	-	6,996,322
Prepayments to suppliers	605,939	14,326
Inventories	5,679,949	8,239,944
Other current assets	206,547	55,724
Property plant and equipment - net	13,640,069	2,131,044
Construction in progress	881	1,867,513
Other long-term assets	373,932	349,868
Total assets	27,037,266	20,309,360

Short-term bank loans	12,351,817	5,252,594
Accounts payable	847,497	602,901
Due to related parties-trade	4,089	1,189,152
Due to related parties-non-trade	17,558	676,559
Accrued expenses	283,049	112,280
Other payables	36,345	81,143
Total liabilities	13,540,355	7,914,629

A $2,045,676 intercompany payable on Fuda Yiyang’s books was not included in the above table, since this balance had been eliminated during consolidation.

4.	Accounts Receivable

As of December 31, 2008 and 2007, the balance of accounts receivable, excluding receivables from related parties, was $4,912,266 and $487,471, respectively.  All the outstanding accounts receivable at December 31, 2008 were outstanding for less than 180 days.

Due to global economic crisis and sharp decline in copper prices in the second half of 2008 and corresponding adverse effects to our customers’ liquidity, the Company agreed, in the fourth quarter of 2008, to accept a reduced payment from customers.

As a result, the Company incurred bad debt expense of $4,197,771, which reflects (i) a $2,159,012 write off in connection with receivables that had been scheduled for payment by the end of December 31, 2008 and (ii) an additional $2,038,759 reserve against the remaining outstanding accounts receivable as of December 31, 2008.

During the last few months of 2007, we exported $7.02 million through Jibrin Company, a related party, of which $7 million was outstanding as of December 31, 2007. This receivable is reflected as “due from related parties - trade.”  This amount was fully collected in 2008.

5.	Inventories

Inventories consisted of the following as of December 31, 2008 and 2007:

	(US dollars)
Item	December 31, 2008	December 31, 2007
Raw materials	1,122,756	3,844,897
Work in progress	3,801,539	2,098,383
Finished goods	777,601	2,317,199
Total	5,701,896	8,260,479

Management believes that no inventory was obsolete on each balance sheet date thus no impairment on inventories was provided.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

6.	Property, Plant and Equipment

Total cost of property, plant and equipment was $15,318,226 and $3,175,255 as of December 31, 2008 and 2007, respectively. The increase $12,142,971 in gross amount of property, plant and equipment was mainly attributable to Fuda Yiyang’s (1) establishment of new manufacturing facilities, including purchase of new equipment, completion of new workshop buildings; (2) purchase of the land use right of one block of land from Wu Yiting, a related party (See Note 11), on which the new factory buildings are located; and (3) the completion of the upgrade and improvement of Fuda Yiyang’s original facilities.

In China, all land is owned by the government and there is no private ownership of land.  The government issues a certificate of use right, which is transferable, and permits the holder to use the land.  Under four “State-owned Land Use Right Certificates,” the Company owns the use right for three blocks of industrial-use land (covering approximately 491,374 square feet) for the term of 50 years, beginning from issuance date of the certificates.

Depreciation expense was $671,188 and $202,659 for the fiscal year of 2008 and 2007, respectively.  As a result, accumulated depreciation was $1,448,788 and $777,600 as of December 31, 2008 and 2007, respectively.

The land use rights for one parcel of land with the acreage of 210,435square feet and 10 workshop buildings are used as collateral pursuant to a mortgage agreement with a commercial bank.  The mortgage agreement initially matured on September 5, 2007, and, on September 6, 2007, was replaced by a mortgage agreement that expires on September 5, 2010.  The net book value of this collateral as of December 31, 2008 and 2007 was$1,480,951 and $1,517,483 respectively.  Under the terms of the mortgage agreement, the Company may borrow from time to time up to the maximum amount provided in the mortgage agreement, which is RMB13 million ($1.9 million).  At December 31, 2008, we had borrowed approximately $1.9 million under the mortgage agreement.

7.	Construction in Progress

As of December 31, 2008 and December 31, 2007, the balance of construction in progress was $881 and $1,867,513, respectively. The property is owned by Fuda Yiyang. The Company made progress payments to the contractor in based on the construction progress, with the amount paid being consistent with the work performed.

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

The upgrade or betterment of the original manufacturing facilities and also construction of a new warehouse, which started in the early of 2008, was finished during the third quarter of 2008. Thus, at September 30, 2008, this property is reflected as property, plant and equipment.

The balance $881 as of December 31, 2008, represented upfront expenses for new production facility which is in the pre-planning stage.

8.	Other long-term assets

As of December 31, 2008 and December 31, 2007, other long-term assets were $373,932 and $349,867, respectively. The increase was due to appreciation of value of the RMB against U.S. dollars. These other long-term assets include land use rights on one block of land of 51,235 square feet and a workshop building and equipment, which have not been used since 2004. Since value of land in similar sections of the city was increasing, no impairment on land use right has been charged. The workshop buildings were maintained in good condition, and most of the equipment would be transported and reinstalled into the Company’s new workshop buildings. A provision for impairment of certain idle assets in the amount of $177,478 was made previously when they were turned into idle status. As of December 31, 2008, although such equipment had been transported and reinstalled in the new workshop building, which was completed in the second quarter of 2008, the relevant production line has not been in operation; therefore such equipment was still regarded as idle assets.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

9.	Short-term bank loans

The balance of short-term bank loans as of December 31, 2008 and 2007 was $12,351,817 and $5,252,594, respectively as follows:

	Main Terms	(US dollars)
		December 31, 2008		December 31, 2007
		Principal	Interest rate (per annum)	Principal	Interest rate (per annum)
Industrial and Commercial Bank of China Ltd., YiYang Branch(1)	Two or three-month-term loans, bearing benchmark interest rate announced by People's Bank of China			444,925	7.776%
				521,589	8.07%
				2,349,205	8.42%
				383,320	8.54%
		5,489,714	6.57%	130,055	9.13%
	Subtotal	5,489,714		3,829,094

Bank of China, YiYang Branch	Two or three-month-term loans, bearing benchmark interest rate announced by People's Bank of China
				57,000	6.25%
				140,000	6.44%
				960,000	7.00%
		1,229,000	8.693%	266,500	8.69%
	Subtotal	1,229,000		1,423,500

China Construction Bank	Two or three-month-term unsecured loans	2,414,187	6.57%	-	-
	Subtotal	2,414,187		-

Agricultural Bank of China	One-year term unsecured loans	3,218,916	8.591%	-	-
	Total	12,351,817		5,252,594

(1)  Loans of approximately $1.9 million from Industrial and Commercial Bank of China, Yiyang Branch, were secured by the land use right for one block of land and ten workshop buildings under a mortgage agreement with the bank dated September 6, 2004, and on September 6, 2007, this mortgage contract was replaced by a mortgage which will expire on September 5, 2010. See Note 6.

10.	Accounts Payable

The balance of accounts payable was $967,745 and $686,114 as of December 31, 2008 and 2007, respectively, which included payables to material suppliers and professional service providers.

11.	Related party transactions

The transactions between the Company and related parties are classified into two categories: non-trade and trade.

(1) Non-trade transactions with related parties

(i)	Wu Yiting

Ms. Wu Yiting is our chief executive officer and Chairman of the Board.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

As of January1, 2007, we owed Wu Yiting $38,419.  In 2007, Wu Yiting advanced $926,614 to us.  We repaid Ms. Wu $95,231 during 2007. As of December 31, 2007, the balance due to Ms. Wu was $869,802.  In 2008, Wu Yiting advanced $3,114,675 to us and we repaid her $3,479,658.  As of December 31, 2008, the balance due to Ms. Wu was $504,819.

(ii)	Wu Yaxu

Wu Yaxu is one of our directors and our chief financial officer and sister of Wu Yiting.

During fiscal 2007, Wu Yaxu lent to the Company $3,643,826, which was paid in full during 2007.

(iii)	Yu Zeshi

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

All of the abovementioned loans bore no interest.

(2) Trade transactions with related parties

(i)	Wu Yiting

In April 2008, Ms. Wu Yiting transferred to Fuda Yiyang the land use right of one block of land (covering 229,703 square feet), on which its new workshop buildings are located. The consideration due to Ms. Wu for the land use right, $1,167,866, has been paid by the Company.

(ii)	Yiyang Kunpeng Worn Metal Recycling Co., Ltd.

Wu Yiting holds 80% equity of Yiyang Kunpeng Metal Recycling Co., Ltd. (“Kunpeng”).  Ms. Wu Yiting is also the Chairman of Kunpeng.  Mr. Kun Yang, the vice-president of Fuda holds the remaining 20% equity of Kunpeng.

The Company purchased a significant percentage of our copper from Kunpeng. During 2008 and 2007, the Company purchased$10,239,754 and $16,491,264, representing 49.2% and 70.5% of the total raw material purchase amount, respectively, from Kunpeng.

As of December 31, 2008 and 2007, the amount due to Kunpeng in connection with above-said trade transactions was $4,089 and $1,189,152, respectively.

(iii)	Al Jibrin Gereral Trading Co.,Ltd.

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

As of December 31, 2007, the amount due from Jibrin company was $6,699,322, all of which has been collected in the first quarter of 2008.

12.	Accrued Expenses

As of December 31, 2008 and 2007, accrued expenses were $314,979 and $112,280 respectively.  Accrued expenses mainly consist of accrued salaries and delivery expenses

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

13.	Equity-based Transactions

As above mentioned in Note 1, the consolidated financial statements reflect the equity structure as if the recapitalization transactions occurred as of the beginning of the first period required to be presented.

(1)	Authorized shares

At December 31, 2008, the Company’s authorized capital stock consisted of 20,000,000 shares of preferred stock, par value $0.001 per share and 110,000,000 shares of common stocks, par value $0.001 per share.

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

As of December 31, 2008 and 2007, the Company had 10,765,966 shares and 10,725,438 shares of common stock issued and outstanding, respectively.

In July 2008, the Company issued 30,000 shares of common stock upon exercise of warrants, for which it received $54,000.

In August 2008, the Company issued 10,528 shares to four independent directors (2,632 shares each independent director) as part of their compensation.  The stock was valued at the market price on the date the board approved the stock grants.

(3)	Preferred Stock and Related Warrants

As of December 31, 2008 and 2007, the Company had 3,090,909 shares of series A preferred stock issued and outstanding, which were issued on December 3, 2007.

(i)	December 2007 Private Placement

On December 3, 2007, the Company entered into a securities purchase agreement and an escrow agreement with three investors, pursuant to which the Company closed a private financing of $3,400,000 and correspondingly issued to the investors 3,090,909 shares of series A preferred stock and warrants to purchase 2,060,606 share of common stock at $1.80 per share (“$1.80 Warrants”) and 4,121,212 shares of common stock at $3.00 per share (“$3.00 Warrants”).  Pursuant to the Certificate of Designation of series A preferred stock, each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.10, subject to adjustment.  The Company accounted for the series A preferred stock and related freestanding warrants as equity according to their features, as set forth in the certificate of designation of Series A preferred stock and terms of relevant agreements.

On July 18, 2008, one of the investors exercised warrants to purchase 30,000 shares of the Company’s common stock at $1.80 per share, from which the Company received proceeds $54,000.

In addition, 3,000,000 shares of series A preferred stock were placed in escrow for issuance in the event that the Company does not meet target levels of earnings before interest and taxes as defined are less than specified levels. The 3,000,000 shares that are held in escrow are not treated as outstanding since the condition which would result in the delivery of the shares from escrow has not occurred.  If the targets are not met, the number of shares to be delivered to the investors was determined by a formula.  The target level was met for 2007, and, pursuant to an amendment, described below, the provision for an adjustment based on targeted earnings was eliminated.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

The Company agreed that, by March 2, 2008, which is 90 days after the closing on December 3, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The agreement provides that the Company pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at its liquidation preference of $1.10 per share. The liquidated damages are computed at the rate of 12% per annum of the purchase price, with a limit of $408,000. The appointment of four directors, all of whom are independent directors, took effect on April 28, 2008 and related board committees were created on the same day. The investors waived their right to liquidated damages resulting from the failure to have met the required schedule.

The Company and the investors entered into a registration rights agreement pursuant to which the Company is required to have a registration statement filed with the SEC by February 1, 2008 and declared effective by the SEC not later than June 29, 2008. We are required to pay liquidated damages at the rate of 1,000 shares of series A preferred stock for each day after June 29, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 370,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines. The registration statement was declared effective on June 17, 2008 and no liquidated damage were incurred.

(ii)	Amendment to Securities Purchase Agreement and Registration Agreement

On February 3, 2009, the Company entered into an amendment with the investors in the Company’s December 2007 private placement, which amended the securities purchase agreement and the registration rights agreement among the Company and the investors.  Pursuant to the amendment:

•	The investors exchanged all of the then outstanding warrants issued to the investors pursuant to the purchase agreement for a total of 1,350,000 shares of series A preferred stock.

•
The date by which the Company is to apply to list its common stock on the Nasdaq Global Market, Nasdaq Capital Market or the New York or American Stock Exchange was deferred from June 3, 2009 to June 3, 2010.

•
The requirement that the Company deliver up to 3,000,000 shares of series A preferred stock to the investors based on the Company’s EBIT per share for the years ended December 31, 2007 and 2008 was deleted.

•
The definition of “Required Effective Date” in the Registration Agreement was amended so that the next registration statement to be filed pursuant to the Registration Agreement is to be declared effective by June 3, 2010, and the Company is not be required to update the registration statement which was declared effective by the SEC on June 17, 2008 and which covers 1,250,000 shares of common stock issuable upon exercise of warrants.

14.	Retained Earnings

As of December 31, 2008 and 2007, the retained earnings were $3,745,028 and $7,753,585, respectively.  The decrease of $4,008,557 was due to: (1) net loss $439,525 incurred during 2008; (2) allocation of retained earnings of $3,569,032 (RMB 25 million) to increase registered capital of Fuda Yiyang in April 2008, which resulted in the increase of Fuda Yiyang’s registered capital from $603,321 (RMB 5 million) to $4,389,430 (RMB 30 million).

15.	(Loss) Earnings per Share

Basic (loss) earnings per share are calculated based on the weighted average shares outstanding during the period. Diluted (loss) earnings per share include the dilutive effect of warrants, subject treasury stock method, and convertible preferred stock, subject to if-converted method.

As of December 31, 2008, there were outstanding warrants to purchase 6,251,818 common shares.  Since the warrant exercise prices are greater than the average market price of the Company’s common stock for 2008, these warrants were not included in the calculation of diluted loss per share for 2008.  The potentially dilutive securities included 3,090,909 shares of series A preferred stock.  However, because the Company incurred net loss during 2008, the effect of these dilutive securities would have been anti-dilutive. Accordingly, basic and diluted loss per share for 2008 is the same.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2007, there were outstanding warrants to purchase 6,281,818 common shares which had exercise prices lower than the average market price of the Company’s common stock for 2007. Thus these warrants and 3,090,909 shares of Serial A Preferred Stock had dilutive effect in 2007.

The computation of basic and diluted earnings (loss) per share is as follows:

	Years Ended December 31,
	2008	2007
Basic (loss) earnings per share
Net (loss) income	$(439,525)	$3,460,510
Weighted average shares of common stock	10,742,480	10,725,438
Basic (loss) earnings per share	$(0.04)	$0.32

Diluted (loss) earnings per share
Net (loss) income	$(439,525)	$3,460,510
Weighted average shares of common stock	10,742,482	10,725,438
Dilutive warrants	-	2,888,258
Dilutive convertible preferred stock	-	3,090,909
Diluted weighted average shares	10,742,480	16,704,6057
Diluted (loss) earnings per share	$(0.04)	$0.21

The diluted earnings per share for 2007 were restated due to the correction of calculation method of the average number of diluted common shares.  The effect of this restatement is as follows:

	Year Ended December 31, 2007
	As restated	As previously reported	Change
Net income	$3,460,510	$3,460,510	$-
Weighted average shares of common stock	10,725,438	10,725,438	-
Dilutive warrants	2,888,258	481,893	2,406,365
Dilutive convertible preferred stock	3,090,909	237,111	2,853,798
Diluted weighted average shares	16,704,605	11,444,442	5,260,163
Diluted earnings per share	$0.21	$0.30	$(0.09)

16.	Concentration of Suppliers and Customers

Three suppliers accounted for 49.2%, 26.2% and 9.3% of our net purchase for the fiscal year ended December 31, 2008.  Two significant suppliers accounted for 70.5% and 26.9% of our net purchase for the fiscal year ended December 31, 2007.  No other single supplier accounted for more than 3% of our purchases for both periods.  Kunpeng was the biggest supplier for the fiscal year 2008 and 2007, is 80% owned by the Company’s chief executive officer and she is also the chief executive officer of the supplier.  See Note 11.

For the year ended December 31, 2008, three customers accounted for 61.0%, 25.1% and 6.1% of our net sales.  During the year ended December 31, 2007, three customers accounted for 50.1% , 27£.4% and 9.4% of our net sales. The second largest customer for 2007 is a related party.  See Note 11.  No other single customer accounted for more than 5% of net sales.

17.	Segment Reporting

We operate in one segment – producing and distributing brass faucets and related spouts and fittings, no business segment information is presented.  The following table sets forth, by geographic region, information concerning the Company’s net sales classified by the major geographic areas in which we sold our products:

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2008		2007
Country	Amount	%	Amount	%
United Arab Emirates	$31,882	91.8%	$22,522	88.0%
Russia	2,857	8.2%	1,610	6.3%
Spain	-	-	457	1.8%
China	-	-	406	1.6%
Turkey	-	-	155	0.6%
Other	-	-	438	1.7%
Total	$34,739	100.0%	$25,588	100.0%

Our products fall within three categories - kitchen and bar faucets, bathroom faucets and bathroom accessories, which are presented by the following table.

	Years ended December 31,
	2008		2007
Category	Amount	%	Amount	%
Kitchen and bar faucets	$11,745	33.8%	$15,969	62.4%
Bathroom faucets	16,941	48.8%	8,914	34.8%
Bathroom accessories	6,053	17.4%	705	2.8%
Total	$34,739	100.0%	$25,588	100.0%

18.	Income Tax

The income (loss) generated in Fuda, Moral Star BVI, Moral Star China and Fuda Yiyang before income taxes in 2008 and 2007, respectively, was as follows:

	Years Ended December 31,
	2008	2007
Loss in Fuda	$(601,013)	$(1,019,000)
Loss in Moral Star BVI	-	(82)
Loss in Moral Star China	(41,777)	(2,081)
Income in Fuda Yiyang	203,265	4,481,673
	$(439,525)	$3,460,510

The effective income tax rate was as follows:

	Years Ended December 31,
	2008	2007
Fuda	15%	15%
Moral Star BVI	-	-
Moral Star China	-	-
Fuda Yiyang	-	-

In accordance with the relevant tax laws in the British Virgin Islands, Moral Star BVI, as an international business company, is exempt from income taxes.

In accordance with the income tax laws applicable to Moral Star China when it was established in September 2007, Moral Star China is exempt from corporate income taxes for its first two profitable years and is entitled to a 50% tax reduction for the succeeding three years based on the normal income tax rate 30%. After the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 took effect as of January 1, 2008, the year ended December 31, 2008 shall be regarded as the first year for determining eligibility for the 100% tax exemption, even though Moral Star China was not profitable in 2008.

Fuda Faucet Works, Inc.
Notes to Consolidated Financial Statements

With the approvals of the County Government of Yiyang, Fuda Yiyang was exempt from corporate income taxes during 2008 and 2007. Simultaneously the Local Tax Bureau of Yiyang County has also confirmed the above said preferential tax treatment.

There was no provision (benefit) for income taxes for fiscal years 2008 and 2007 since Fuda as a holding company will not be profitable in the expected future and the Company did not conduct any business in the United States. The tax effect of temporary differences and operating loss carryforwards is as follows as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax assets
Accrued expenses	$4,790	$-
Net operating loss carryforwards	120,870	44,153
	125,660	44,153
Deferred tax liabilities
Prepaid expenses	(2,974)	(29,384)

Valuation allowance	(122,686)	(14,769)
Net deferred tax assets	$-	$-

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

19.	Commitments and Contingencies

We lease an office in Dubai at an annual rental of $18,000.  The lease, which had a March 4, 2009 expiration date, has been extended to March 4, 2010. Rent expense under this lease was approximately $18,000 for the 2008 and 2007.

20.	Subsequent Events

On February 3, 2009, the Company entered into an amendment dated January 30, 2009, with the investors in the Company’s December 2007 private placement, which amended the securities purchase agreement and the registration rights agreement dated as of December 3, 2007 among the Company and the investors.  See Note 13.